Form 10-Q
period 1996-03-31
E Z SERVE CORPORATION
filed 1996-05-15
CIK 868575

==============================================================================



                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                         ----------------------
                              FORM 10-Q
                         ----------------------


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1996

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to ______.

                    Commission file number 1-10717


                         E-Z SERVE CORPORATION
          (Exact name of registrant as specified in its charter)


               Delaware                              72-2168773
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

          2550 North Loop West, Suite 600, Houston, TX 77092
     (Address of principal executive offices, including ZIP code)

                              713/684-4300
          (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X   No
                                            ---     ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                             ---------------


                   Common Stock $.01 par value:  69,076,530
              (Number of shares outstanding as of May 10, 1996)



=============================================================================

PART I.  FINANCIAL INFORMATION

                                                                     Page
       Item 1. Financial Statements (Unaudited)

               Consolidated Balance Sheets
               March 31, 1996 and December 31, 1995                    3

               Consolidated Statements of Operations for the
               Three Months ended March 31, 1996 and March 26, 1995    5

               Consolidated Statements of Stockholders' Equity for
               the Year ended December 31, 1995 and Three Months
               ended March 31, 1996                                    6

               Consolidated Statements of Cash Flows for the
               Three Months ended March 31, 1996 and March 26, 1995    7

               Notes to Consolidated Financial Statements              8

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    14


PART II.  OTHER INFORMATION


SIGNATURES                                                            23

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
         --------------------


                     E-Z SERVE CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                                  (In thousands)


                                                        March 31,   December 31,
                                                          1996         1995
                                                        ---------   -----------

ASSETS
- - ------

Current Assets:
  Cash and temporary investments                        $   9,346   $  15,759
  Receivables, net of allowance for doubtful accounts       9,603       9,136
  Inventory                                                36,335      37,078
  Environmental receivables                                13,828      13,828
  Prepaid expenses and other current assets                 2,457       2,783
                                                         --------   ---------

     Total Current Assets                                  71,569      78,584
                                                         --------   ---------
  Property and equipment, net of accumulated
     depreciation                                         143,592     143,144
  Environmental receivables                                32,511      32,428
  Other assets                                              6,496       6,419
                                                        ---------   ---------

                                                        $ 254,168   $ 260,575
                                                        =========   =========











          The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                  E-Z SERVE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)
                                 (Unaudited)
                               (In thousands)

                                                        March 31,   December 31,
                                                           1996         1995
                                                        ---------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

Current Liabilities:
  Trade payables                                        $  26,046   $  28,958
  Accrued liabilities and other                            26,086      28,127
  Current portion of environmental liability               14,049      14,057
  Current portion of long-term obligations                  7,358       5,794
                                                        ---------   ---------

       Total Current Liabilities                           73,544      76,936
                                                        ---------   ---------

Long-Term Obligations:
  Payable to banks                                         76,100      74,450
  Payable to related parties                                   25          25
  Obligations under capital leases                          1,332       1,389
  Other                                                       304         318
Environmental liability                                    29,657      30,043
Deferred income taxes                                       3,661       3,661
Other liabilities                                           3,175       3,593
Commitments and contingencies                                  -           -
                                                        ---------   ---------

       Total Long-Term Liabilities                        114,254     113,479
                                                        ---------   ---------

Stockholders' Equity:
  Preferred stock, $.01 par value; authorized
     3,000,000 shares; 75,656 shares Series C
     issued and outstanding at March 31, 1996
     and December 31, 1995, respectively                        1           1
  Common stock, $.01 par value; authorized
     100,000,000 shares: 67,866,159 and 67,854,159
     shares issued and outstanding at March 31, 1996
     and December 31, 1995, respectively                      679         679
  Additional paid-in capital                               55,124      56,340
  Retained earnings subsequent to March 28, 1993,
     date of quasi-reorganization (total deficit
     eliminated $86,034)                                   10,571      13,140
                                                        ---------   ---------
       Total Stockholder's Equity                          66,375      70,160
                                                        ---------   ---------
                                                        $ 254,168   $ 260,575
                                                        =========   =========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                            E-Z SERVE CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                   (In thousands except per share amounts)

                                                  Three Months Ended
                                            -----------------------------
                                               March 31,       March 26,
                                                 1996            1995
                                              -----------    -----------
Revenues:
  Motor fuels  (Includes excise taxes of
     approximately $37,339 and $30,739
     for the three month 1996 and 1995
     periods, respectively)                    $  118,665    $   95,038
  Convenience store                                72,801        50,959
  Other income, net                                 3,294         2,405
                                               ----------    ----------
                                                  194,760       148,402
                                               ----------    ----------

Cost and Expenses:
  Cost of sales:
     Motor fuels                                  107,336        83,064
     Convenience store                             51,363        34,832
  Operating expenses                               28,394        20,542
  Selling, general and administrative
    expenses                                        6,120         5,763
  Depreciation and amortization                     3,385         2,184
  Interest expense                                  2,115         1,094
                                               ----------    ----------
                                                  198,713       147,479
                                               ----------    ----------

     Income (loss) before income taxes             (3,953)          923

  Income tax expense (benefit)                       (127)           -
  Provision (benefit) in lieu of taxes             (1,257)          314
                                               ----------    ----------

     Net income (loss)                         $   (2,569)   $      609
                                               ==========    ==========
  Primary earnings (loss) per common
     and common equivalent share               $     (.04)   $      .01
                                               ==========    ==========
  Fully diluted earnings (loss) per
     common and common equivalent share        $     (.04)   $      .01
                                               ==========    ==========
  Weighted average common and common
     equivalent shares outstanding:
       Primary                                 67,860,357    76,947,747
                                               ==========    ==========

       Fully diluted                           67,860,357    78,126,785
                                               ==========    ==========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements

                            E-Z SERVE CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (Unaudited)
                               (In thousands)


                                                 Additional  Retained
                             Preferred   Common    Paid-In   Earnings
                               Stock     Stock     Capital   (Deficit)   Total
                             ---------  -------   ---------  ---------  -------

Balance, December 25, 1994      $    1   $  673     $52,932    $ 8,969 $ 62,575

  Net income                        -        -           -       5,264    5,264
  Exercise of stock options         -         1           5         -         6
  Deferred compensation-
     stock options                  -        -          188         -       188
  Conversion of Series C
     Preferred Stock to
     Common Stock                   -         5          (5)        -        -
  Series C Preferred Stock
     Dividend                       -        -        1,093     (1,093)      -
  Provision in lieu of taxes        -        -        2,127         -     2,127
                                ------  -------     -------    -------  -------

Balance, December 31, 1995           1      679      56,340     13,140   70,160

  Net loss                          -        -           -      (2,569)  (2,569)
  Exercise of stock options         -        -            5         -         5
  Deferred compensation -
     stock options                  -        -           36         -        36
  Provision in lieu of taxes        -        -       (1,257)        -    (1,257)
                                ------   ------     -------    -------  -------

Balance, March 31, 1996         $    1    $ 679     $55,124    $10,571 $ 66,375
                                ======    =====     =======    ======= ========




















         The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                            E-Z SERVE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (In thousands)
                                                         Three Months Ended
                                                       ----------------------
                                                         March 31,  March 26,
                                                           1996        1995
                                                        ---------   ---------
Cash flows from operating activities:
  Net income (loss)                                      $ (2,569)   $    609
  Adjustments to reconcile net income (loss)to net
  cash used in operating activities:
     Depreciation and amortization                          3,528       2,184
     Gain on sale of assets                                   (12)        (13)
     Payments for environmental remediation                  (447)       (112)
     Payments for removal of underground storage tanks       (179)        (48)
     Provision in lieu of taxes                            (1,257)        314
     Stock option expense                                      36          48
  Changes in assets and liabilities:
     Increase in accounts and notes receivable               (467)     (2,354)
     Decrease in inventory                                    743       2,871
     Decrease in prepaid expenses and other                   326         291
     Increase (decrease) in accounts payable and accruals  (4,956)        548
  Proceeds from environmental settlement                       -        3,377
     Other - net                                             (481)       (465)
                                                          -------    --------
     Net cash provided (used) by operating activities      (5,735)      7,250
                                                          -------    --------
  Cash flows from investing activities:
     Proceeds from sale of assets                             151         149
     Payment for purchase of companies
       net of cash acquired                                    -      (34,574)
  Capital expenditures and other asset additions           (3,972)     (1,718)
                                                          -------    --------
     Net cash used by investing activities                 (3,821)    (36,143)
                                                          -------    --------
  Cash flows from financing activities:
     Proceeds from long-term debt                           5,200      45,000
     Repayment of long-term debt                           (2,057)    (13,855)
                                                          -------    --------

     Net cash provided by financing activities              3,143      31,145
                                                          -------    --------
  Net increase (decrease) in cash and
     temporary investments                                 (6,413)      2,252
  Cash and temporary investments at
     beginning of period                                   15,759      12,963
                                                          -------    --------
  Cash and temporary investments at end of period         $ 9,346    $ 15,215
                                                          =======    ========
  Supplement cash flow information:
     Net cash paid during the period for:
     Interest                                             $ 2,064    $    485
     Income taxes                                              -           -

         The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                            E-Z SERVE CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                          (Dollars in Thousands)


NOTE (1) BASIS OF PRESENTATION
- - ------------------------------

The consolidated financial statements presented herein include the accounts of E-Z Serve Corporation and its wholly-owned operating subsidiaries, E-Z Serve Convenience Stores, Inc. ("EZCON") and E-Z Serve Petroleum Marketing Company ("EZPET"). The Statements of Operations include the results of Time Saver Stores, Inc. ("Time Saver") since January 17, 1995 and Sunshine-Jr. Stores Inc. ("SJS") since July 20, 1995. On March 31, 1995, Time Saver was merged into EZCON and on October 2, 1995 SJS was merged into EZCON. Unless the context indicates to the contrary, the term of "Company" as used herein should be understood to include subsidiaries of E-Z Serve Corporation and predecessor corporations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 29, 1996. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Certain items in the March 26, 1995 consolidated financial statements have been reclassified to conform with the presentations in the March 31, 1996 consolidated financial statements.

NOTE (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- - ---------------------------------------------------

Reference is made to the Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

The computation of earnings per common share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common equivalent shares arising from convertible preferred stock using the if-converted method and dilutive stock options and warrants using the treasury stock method. During the quarter ended March 31, 1996, Common Stock Equivalents were not included in per share calculations (they were antidilutive) and net income attributable to common stock was reduced by unpaid dividends on preferred stock of $113. For the quarter ended March 26, 1995 the Company had average outstanding Common Stock Equivalents of 9,309,685 for primary earnings per share and

                            E-Z SERVE CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)
                          (Dollars in Thousands)


10,488,723 for fully diluted earnings per share which relate to its Series C Convertible Preferred Stock, its 1991 Stock Option Plan, its 1994 Stock Option Plan and warrants issued as part of the April, 1993 debt restructuring.


NOTE (3) BUSINESS ACQUISITIONS
- - ----------------------------------

Time Saver - On January 17, 1995, the Company, through its wholly-owned subsidiary EZCON, acquired all of the capital stock of Time Saver from Dillon Companies, Inc. At the date of acquisition, Time Saver operated 102 and franchised 14 convenience stores in the New Orleans, Louisiana area, and was the dominant independent convenience store chain in New Orleans. Under the terms of the agreement with the seller, EZCON made a payment at closing of $29,960 for the properties and, based on Time Saver's closing balance sheet, made an additional payment of $7,000 on February 28, 1995 for the nonproperty net assets. The Company financed the transaction through a new Credit and Guaranty Agreement with a group of banks (See Note 5 - Long Term Obligations and Credit Arrangements). On March 31, 1995, Time Saver was merged into EZCON.

SJS - On June 15, 1995, the Company, its wholly-owned subsidiary EZS Acquisition Corporation ("EZS") and SJS entered into an Agreement and Plan of Merger whereby EZS agreed to make a tender offer for all 1,701,650 outstanding shares of common stock of SJS at $12.00 per share net to the sellers in cash for an aggregate purchase price of $20,420. The tender offer expired on July 20, 1995, which was the effective date of the acquisition. Effective July 21, 1995, EZS merged with and into SJS thereby converting all shares of SJS not tendered into the right to receive $12.00 per share, net in cash. At such time, SJS became a wholly-owned subsidiary of the Company. At the date of acquisition, SJS operated 205 convenience stores in five states with 120 of the stores in Florida, 52 stores in Alabama, 27 stores in Mississippi, 5 stores in Georgia, and 1 store in Louisiana. EZS obtained the funds necessary
for the acquisition from a capital contribution by the Company.   The Company,
through its subsidiary EZCON, obtained $15,400 of the acquisition price pursuant to an amendment to its Credit and Guaranty Agreement (See Note 5 - Long-Term Obligations and Credit Arrangements) with the remainder coming from funds generated internally by the Company and its subsidiaries. On October 2, 1995, SJS was merged into EZCON.

                            E-Z SERVE CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)
                          (Dollars in Thousands)

NOTE (4) QUASI-REORGANIZATION
- - -----------------------------

With the acquisitions of Taylor Petroleum, Inc. and EZCON in 1992, and with the April 21, 1993 debt restructuring, the Company was recapitalized and its primary business changed from that of a gasoline marketer to a convenience store operator. Accordingly, effective March 28, 1993, the Company's Board of Directors authorized management to effect a quasi-reorganization. In this regard, the Company recognized a write down of $12,997 in the value of management information systems, convenience stores assets, securities of related parties, and the future liabilities associated with the Marketer locations.

As part of the quasi-reorganization, the deficit in retained earnings was eliminated against additional paid-in capital. Retained earnings in the future will be dated to reflect only the results of operations subsequent to March 28, 1993. Any future tax benefits of operating loss and tax credit carryforward items which arose prior to the quasi-reorganization will be reported as a direct credit to paid-in capital. During the first quarter of 1996 the Company recorded a benefit for these carryforward items since the Company anticipates a net profit position for fiscal 1996.

NOTE (5) LONG-TERM OBLIGATIONS AND CREDIT ARRANGEMENTS
- - ------------------------------------------------------
  Long-term obligations consist of the following:
                                                    March 31,   December 31,
                                                      1996         1995
                                                   ---------   ------------

  Revolving lines of credit payable to banks        $  5,200     $     -
  Term notes payable to banks                         78,000       80,000
    Current portion                                   (7,100)      (5,550)
                                                    --------     --------
                                                      76,100       74,450
                                                    --------     --------
  Note payable to major stockholder                       25           25
    Current portion                                       -            -
                                                    --------     --------
                                                          25           25
                                                    --------     --------
  Capital lease obligations                            1,512        1,557
    Current portion                                     (180)        (168)
                                                    --------     --------
                                                       1,332        1,389
                                                    --------     --------
  Long-term obligation - other                           382          394
    Current portion                                      (78)          (6)
                                                    --------     --------
                                                         304          318
                                                    --------     --------

      Total long-term obligations                   $ 77,761     $ 76,182
                                                    ========     ========

                            E-Z SERVE CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)
                          (Dollars in Thousands)

NOTE (5) LONG-TERM OBLIGATIONS AND CREDIT ARRANGEMENTS (Continued)
- - ------------------------------------------------------------------

On January 17, 1995, EZCON entered into a Credit and Guaranty Agreement
("C & G Agreement") with a group of banks (the "Lenders") with Societe Generale as Agent. The C & G Agreement replaced the credit facilities previously utilized by the Company. The C & G Agreement provided for a term loan of $45,000 ("Term Loan") and a $15,000 revolving line of credit ("Revolver"). At closing, the Term Loan was fully drawn and the proceeds were used (a) to repay in full the outstanding amounts owed under the previous credit agreement, (b) to finance the initial payment for the Time Saver acquisition, and (c) for working capital purposes. On July 21, 1995 the C & G Agreement was amended whereby the Lenders increased the Term Loan available to the Company to $60,400. The Company fully drew the additional $15,400 and the proceeds were used for the acquisition of SJS.

With the acquisition of SJS, the Company assumed the indebtedness of SJS which, at July 21, 1995, consisted of (as defined by the SJS Plan of Reorganization) notes payable to holders of Class 7 General Unsecured Claims of $13,962, notes payable to holders of Class 2 Priority Tax Claims of $2,789 and notes payable for the purchase of 10 previously leased stores of $2,409. On October 2, 1995, the Amended and Restated Credit and Guaranty Agreement ("Amended C & G Agreement") was entered into and the Term Loan limit was increased to $80,000, the Revolver limit was increased to $25,000 and the letter of credit sublimit was increased to $15,000. The Company fully drew the additional $19,600 available on the Term Loan and used the proceeds to retire all of the outstanding debt of SJS. Concurrently with the signing of the Amended C & G Agreement SJS was merged into EZCON.

The Term Loan matures on January 24, 2002, and the Revolver matures on January 24, 1998. Both loans bear interest, payable quarterly at the prime rate plus 1.25%, and, with proper notice to the Agent, both can be converted to LIBOR loans at LIBOR plus 2.5%. During the first quarter of 1996, the Term Loan was converted to a LIBOR loan at the average interest rate of 8.13%.

The Amended C & G Agreement requires that a notional amount of at least $20,000 of the Term Loan be rate protected, as defined, through January 17, 1998. In this regard, the Company entered into a three-year interest rate swap in the notional amount of $20,000. The swap agreement is a contract to exchange floating interest rate payments for fixed rate payments without the exchange of the underlying notional amount. The notional amount is used to measure interest to be paid or received and does not represent an exposure to credit loss. The swap agreement effectively changes $20,000 of the Company's Term Loan to a fixed rate of 9.345% through April, 1998.

The Company made a $2,000 principal payment in January 1996 and the Term Loan requires additional semi-annual principal payments each January 24 and July 24, as follows: $3,550 in July 1996 and January 1997; $4,820 in July 1997; $5,780 in January 1998; $6,280 in July 1998; $6,670 in January 1999; $6,920 in
July 1999; $7,110 in January and July 2000 and January 2001; $7,600 in July 2001; with a final payment of $11,500 in January 2002. The Amended C & G

                            E-Z SERVE CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)
                          (Dollars in Thousands)


NOTE (5) LONG-TERM OBLIGATIONS AND CREDIT ARRANGEMENTS (Continued)
- - ------------------------------------------------------------------

Agreement further states that 100% of certain transaction proceeds, as defined, shall be immediately applied as a mandatory prepayment of the Term Loan in the inverse order of maturity, and further, that 75% of excess cash flow, as defined, shall be applied 90 days after the end of each fiscal year as a mandatory prepayment of the Term Loan in the inverse order of maturity.

The Revolver can be used for working capital purposes and for issuance of a maximum of $15,000 of letters of credit. The Revolver has a "clean-down" provision whereby, during a five consecutive calendar day period of each calendar month, the aggregate outstanding borrowing cannot exceed $4,000. At March 31, 1996, there were $5,200 of outstanding borrowings under the Revolver and there was $8,199 of outstanding letters of credit issued as collateral for disputed unsecured bankruptcy-related claims, workers compensation claims, and money orders sold by the Company.

The Term Loan and Revolver are secured by the Company's pledge of all of the capital stock of its subsidiaries and by guaranties from EZPET. Further, the Amended C & G Agreement grants the Lenders, among other things, a security interest in all of the Company's equipment, inventories and receivables, and a right to instigate a springing lien, as defined, on all of the Company's real property, fixtures, buildings and improvements, if certain events, including any event of default, should occur. Provisions of the Amended C & G Agreement require the Company to remain within the limits of certain defined financial covenants, and impose various restrictions on distributions, business transactions, contractual obligations, capital expenditures and lease obligations.

On March 31, 1996, the Company was required to make an excess cash flow payment of $1,619 based on cash flow for the year ended December 31, 1995.
The Company requested from the bank group, and was granted, a waiver of this payment. In addition, due to lower than anticipated gross profit margins on motor fuel sales during the first quarter of 1996, the Company was not, as of March 31, 1996, in compliance with certain financial covenants of the Amended C & G Agreement and the "clean-down" provision. The bank group provided the Company with waivers for these violations and the springing lien until April 30, 1996. On May 6, 1996 an amendment to the Amended C & G Agreement was signed whereby various financial covenants for all reporting periods were revised through the term of the loan except for the fixed charge coverage ratio which was revised through fiscal 1996. The Company expects to remain in compliance with these revised financial covenants.

                            E-Z SERVE CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)
                          (Dollars in Thousands)


NOTE (6) COMMITMENTS AND CONTINGENCIES
- - --------------------------------------

The Environmental Protection Agency issued regulations in 1988 that established requirements for underground storage tanks that affect various aspects of the Company's retail motor fuel operations. The regulations require assurances of insurance or financial responsibility and will require the Company to upgrade or replace a certain number of its underground storage tanks. The Company has elected to self-insure under these regulations. The Company currently estimates that the future cost of complying with these regulations and performing remediation on contaminated sites will be approximately $54,150. The $54,150 consists of $43,706 for anticipated remediation costs; $8,753 for environmental capital improvements, and $1,691 for tank removal costs. At March 31, 1996 the Company had completed the necessary remediation and had filed claims totaling $8,248 with the various states in which it operates. Of the $43,706 gross remediation liability, the Company expects additional future reimbursements from state trust funds of $38,091.

Such estimates are based on current regulations, historical results, assumptions as to the number of tanks to be replaced and certain other factors. The actual cost of remediating contaminated sites and removing tanks may be substantially lower or higher than reserved due to the difficulty in estimating such costs and due to potential changes in regulations or state reimbursement programs.

                            E-Z SERVE CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2.Management's Discussion and Analysis of Financial
       -------------------------------------------------
       Condition and Results of Operations.
       ------------------------------------

The following is Management's discussion and analysis of certain significant factors which have affected the Company's results of operations and balance sheet during the period included in the accompanying consolidated financial statements. Operating data is presented below:


                            Results of Operations
                    -------------------------------------
      (In thousands except store counts, per gallon prices and margins)


                                                       Three Months Ended
                                                   --------------------------
                                                     March 31,     March 26,
                                                       1996          1995
                                                    ----------    ----------

CONVENIENCE STORE OPERATIONS (1)
- - -------------------------------

Merchandise:
  Average number of merchandise stores
    during the period                                      738           512
  Merchandise sales                                  $  72,801     $  50,959
  Merchandise sales per location per month           $    32.9     $    33.2
  Gross profit                                       $  21,438     $  16,127
  Gross profit per location per month                $     9.7     $    10.5
  Gross profit percentage                                29.45%        31.65%

Motor Fuels:
  Average number of motor fuel stores
    during the period                                      693           471
  Gallons sold                                          93,953        72,515
  Gallons sold per location per month                     45.2          51.3
  Revenues                                           $ 101,362     $  75,990
  Price per gallon                                   $   1.079     $   1.048
  Gross profit                                       $   9,650     $   9,571
  Gross profit per gallon                            $  0.1027     $  0.1320
  Gross profit per location per month                $     4.6     $     6.8

                            E-Z SERVE CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



                      Results of Operations (Continued)
                    -------------------------------------
      (In thousands except store counts, per gallon prices and margins)


                                                       Three Months Ended
                                                    -------------------------
                                                     March 31,     March 26,
                                                       1996          1995
                                                    ----------    ----------

MARKETER OPERATIONS (2)
- - -----------------------

  Average number of operating locations
    during the period                                      200           236
  Gallons sold                                          15,660        17,362
  Gallons sold per location per month                     26.1          24.5
  Revenues                                            $ 17,303     $  19,048
  Price per gallon                                    $  1.105     $   1.097
  Gross profit (3)                                    $  1,679     $   2,403
  Gross profit per gallon                             $ 0.1072     $  0.1384
  Gross profit per location per month                 $    2.8     $     3.4

(1) At March 31, 1996, there were 733 Company operated convenience stores (679 of which sold motor fuels) and 11 franchised convenience stores.
(2) Represents non-company operated motor fuel retail outlets.
(3) Gross profit is shown before deducting compensation paid to operators of locations not operated by the Company of $866,000 and $1,049,000 for the three months ended March 31, 1996 and March 26, 1995, respectively.

                            E-Z SERVE CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Overview
- - --------

The Company reported a net loss of $2,569,000 and net income of $609,000 for the three month periods ended March 31, 1996 and March 26, 1995, respectively. All major components of income, including revenues, gross profit and operating expenses, increased in the 1996 period due to the acquisitions of Time Saver and SJS during 1995.


Operating Gross Profit
- - ----------------------

Convenience store merchandise sales increased 42.9% in the first quarter of 1996 compared to the first quarter of 1995; but the 1996 merchandise sales per location decreased 0.9% from the 1995 quarter. The increase in total sales is due to the higher number of operating locations with the 1995 additions of Time Saver and SJS. The decrease in sales per location is primarily due to unfavorable weather conditions in the Company's marketing area and due to the Company's previous pricing policy which had favored margin over sales. For the first quarter of 1996, merchandise revenue comprised 37.4% of the Company's total revenue as compared to 34.3% for the first quarter of 1995.

The merchandise gross profit margin decreased to 29.45% in the 1996 quarter from 31.65% in the 1995 quarter. This margin decrease is principally due to a recent change in pricing strategy intended to increase customer traffic and boost sales.

While the average number of convenience stores that retail motor fuels increased 47.1% (due to the Time Saver and SJS acquisitions) in the first quarter of 1996 compared to the first quarter of 1995, the total gallons sold increased only 29.6%. Gallons sold per location were down 11.9% for the first quarter of 1996 versus the first quarter of 1995 largely because Time Saver and SJS sales per location are lower than the Company's previous average. Gross profit per gallon decreased 2.93 cents in the 1996 period from 13.20 cents in the first quarter of 1995 due to unfavorable market conditions related to reduced availability of motor fuel supply which has caused the Company's cost of product to increase by more than market conditions have allowed selling prices to increase.

Total Marketer gallons sold decreased 9.8% for the first quarter of 1996 versus the first quarter of 1995. The volume decline is principally due to a 15.3% decrease in the average number of operating locations as the Company continues to dispose of or close under-performing locations. The decrease in gross profit per gallon from 13.84 cents in the first quarter of 1995 to 10.72 cents for the first quarter of 1996 is due to the same unfavorable market conditions described above.

                            E-Z SERVE CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Other Income
- - ------------

Other income (which includes money order sales income, gross profit from the sale of lottery tickets, telephone commissions, rental income, interest income, franchise fee income and other) increased 37.0% in the three months ended March 31, 1996 as compared to the first quarter of 1995. This increase is primarily due to the Time Saver and SJS acquisitions and is consistent with the increased number of locations operated during the 1996 quarter.

Expenses
- - --------

Total operating expenses increased by 38.2% percent for the three month period of 1996 as compared to the same period in 1995, again due to the increase in the number of operating locations. Operating expenses, as a percent of total revenues, were slightly above the first quarter of 1995 due to an increased proportion of revenues being derived from merchandise sales at company operated convenience stores. Operating expenses, as a percent of merchandise revenue, were 39.0% and 40.3% for the first quarters of 1996 and 1995, respectively.

Although Selling, General and Administrative, ("S,G&A"), expenses for the three months of 1996 increased $357,000 compared to the first three months of 1995, as a percent of revenue, S,G&A expenses decreased from 3.9% in the first quarter of 1995 to 3.1% in the first quarter of 1996.

Depreciation and amortization expense increased for the three months of 1996 versus 1995 by 55.0% due primarily to the SJS acquisition and, to a lesser extent, to the capital additions made during 1995.

Interest expense increased $1,021,000 for the three months ended March 31, 1996, as compared to the same 1995 period, due to the increased level of borrowings as the Company increased its bank debt in 1995 to acquire Time Saver and SJS.

Inflation
- - ---------

The Company believes inflation has not had a material effect on its results of operations. The Company does, however, experience short term fluctuations in its motor fuel gross profit margins as a result of changing market conditions for the supply and demand of gasoline.

                            E-Z SERVE CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources
- - -------------------------------

The following table sets forth key balance sheet amounts and corresponding ratios for periods included in the accompanying consolidated financial statements:

                                              March 31,   December 31,
                                                1996         1995
                                             -----------  ------------

  Current assets                             $71,569,000   $78,584,000
  Current liabilities                        $73,544,000   $76,936,000
  Current ratio                                   0.97:1        1.02:1

  Long-term debt (including related
    parties and other                        $77,761,000   $76,182,000
  Stockholders' equity                       $66,375,000   $70,160,000
  Long-term debt to equity ratio                  1.17:1        1.09:1

  Common shares outstanding                   67,866,159   67,854,159


Liquidity
- - ---------

As of March 31,1996, EZCON had $11,601,000 available on its bank line of credit. Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. Receivables relate to undeposited sales by Marketers, credit card and lottery sales, manufacturer rebates and other receivables. In addition, the Company finances its inventory requirements primarily though normal trade credit terms. This condition allows the Company to operate with a low level of cash and working capital. The Company's working capital decreased $3,623,000 during the first quarter of 1996 primarily due to the $2,000,000 principal payment on the Term Loan and an increase in the current portion of long-term debt.

During the first quarter of 1996, the Company's major non-operational cash proceeds were proceeds from temporary borrowings on the Revolver, as defined below, of $5,200,000. Major non-operational expenditures included: $2,057,000 for the repayment of long-term debt; $3,972,000 for capital and environmental upgrade expenditures; $447,000 for environmental remediation and $179,000 for removal of underground storage tanks.

Approximately 61% of the Company's revenues are derived from motor fuel sales and, because the Company acquires approximately 35% of its product on a spot basis, gross margins are subject to sudden changes whenever a disproportionate movement between purchase costs and retail selling prices occurs. Frequently, these movements are not in line with each other which leads to unusually wide or narrow margins. Without stability in the marketplace, the Company may temporarily experience operating results that are unprofitable.

                            E-Z SERVE CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company believes that cash flow from operations and available working capital will provide the Company with sufficient liquidity to conduct its business in an ordinary manner. However, unanticipated events or a prolonged motor fuel margin squeeze could occur which may cause cash shortfalls to exist and require the Company to increase its borrowing on the revolving line of credit.

Capital Resources
- - -----------------

As discussed in Note 5 - Long-Term Obligations and Credit Arrangements in the Notes to Consolidated Financial Statements, on January 17, 1995, EZCON entered into a Credit and Guaranty Agreement ("C & G Agreement") with a group of banks (the "Lenders") with Societe Generale as agent (the "Agent"). The C & G Agreement provided for a term loan of $45,000,000 ("Term Loan") and a $15,000,000 revolving line of credit ("Revolver"). At closing, the Term Loan was fully drawn and the proceeds were used (a) to repay in full the outstanding amounts owed under the Company's previous credit agreement, (b) to finance the initial payment for the Time Saver acquisition and (c) for working capital purposes. On July 21, 1995, the C & G Agreement was amended whereby the Lenders increased the Term Loan available to the Company to $60,400,000. The Company fully drew the additional $15,400,000 and the proceeds were used for the acquisition of SJS. With the acquisition of SJS, the Company assumed the indebtedness of SJS. On October 2, 1995, the C & G Agreement was amended and restated ("Amended C & G Agreement"). The Term Loan limit was increased to $80,000,000 and the Revolver limit was increased to $25,000,000. The Company drew the additional $19,600,000 available on the Term Loan and used the proceeds to retire the outstanding debt of SJS.

The Company made a $2,000,000 principal payment in January 1996 and the Term Loan requires additional semi-annual payments each January 24 and July 24, as follows: $3,550,000 in July 1996 and January 1997; $4,820,000 in July 1997;
$5,780,000 in January 1998; $6,280,000 in July 1998; $6,670,000 in January
1999; $6,920,000 in July 1999; $7,110,000 in January and July 2000 and January
2001; $7,600,000 in July 2001; with a final payment of $11,500,000 in January 2002. The Amended C & G Agreement further states that 100% of certain transaction proceeds, as defined, shall be immediately applied as a mandatory prepayment of the Term Loan in the inverse order of maturity, and further, that 75% of excess cash flow, as defined, shall be applied 90 days after the end of each fiscal year as a mandatory prepayment of the Term Loan in the inverse order of maturity.

The Revolver can be used for working capital purposes and for issuance of a maximum of $15,000,000 of letters of credit. The Revolver has a "clean-down" provision whereby, during a five consecutive calendar day period of each calendar month, the aggregate outstanding borrowing cannot exceed $4,000,000.

On March 31, 1996, the Company was required to make an excess cash flow payment of $1,619,000 based on cash flow for the year ended December 31, 1995. The Company requested from the bank group, and was granted, a waiver of this payment. In addition, due to lower than anticipated gross profit margins on motor fuel sales during the first quarter of 1996, the Company was not, as of

                            E-Z SERVE CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


March 31, 1996, in compliance with certain financial covenants of the Amended C & G Agreement and the "clean-down" provision. The bank group provided the Company with waivers for these violations and the springing lien until April 30, 1996. On May 6, 1996 an amendment to the Amended C & G Agreement was signed whereby various financial covenants for all reporting periods were revised through the term of the loan except for the fixed charge coverage ratio which was revised through fiscal 1996.

The Company's ability to expand further is dependent upon several factors, including adequacy of acquisition opportunities and sufficient capital resources. The Company believes that possible acquisition candidates will continue to exist as the major oil companies reevaluate and reduce their company operated presence, as the convenience store industry continues to contract due to competitive pressures and the financial difficulties experienced by some of its members, and as small independent operators have difficulty meeting growing environmental requirements. While cash flow and capital availability are currently sufficient to fund operations, it will be necessary for the Company to fund any identified acquisitions with new capital which may not be available on terms acceptable to the Company. Although it is the Company's intention to grow through strategic acquisitions, recent acquisitions in the convenience store industry have caused the Company to evaluate, preliminarily, various alternatives to maximize stockholder value. In connection therewith, the Company has engaged Donaldson, Lufkin & Jenrette Securities Corporation to act as the Company's exclusive financial advisor in connection with such efforts for which it shall be compensated based on a percentage of the dollar value of a chosen alternative, if any, and shall be reimbursed for out-of-pocket expenses.

Under federal tax law, the amount and availability of net operating loss carryforwards ("NOL") are subject to a variety of interpretations and restrictive tests, under which the utilization of such NOL carryforwards could be limited or effectively lost upon certain changes in ownership. After an ownership change, utilization of a loss corporation's NOL was limited annually to a prescribed rate times the value of a loss corporation's stock immediately before the ownership change. During 1992, the Company experienced an "ownership change" as defined by the Internal Revenue Code of 1986. The Company's NOL available under the ownership change rules was approximately $34,000,000 at December 31, 1995. The NOL will expire if not utilized by 2006. Approximately $17,000,000 of the NOL was acquired with the acquisition of EZCON and can only be used to offset future income of EZCON. In addition, the Company has alternative minimum tax NOL carryforwards of approximately $34,000,000, which are available over an indefinite period, that can be utilized should the Company's alternative minimum tax liability exceed its regular tax liability.

The Environmental Protection Agency requires that facility owners test underground tanks for leaks and repair or replace leaking tanks with new or upgraded corrosion protected tanks. The Company currently estimates that complying with these regulations will cost an additional $16,059,000 (net of anticipated reimbursements from state environmental trust funds), through 1998. This estimate is based upon assumptions as to the number of tanks to be replaced and certain other factors. The assumptions on which the cost

                            E-Z SERVE CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


estimates are based may not materialize, and unanticipated events and circumstances may occur. As a result, the actual cost of complying with these requirements may be substantially lower or higher than the estimated costs. The Company anticipates that required expenditures relating to compliance with these regulations will be funded from cash flow from its current operations.

Due to capital constraints brought about largely by operating losses and by the environmental expenditure requirements discussed above, the Company was unable to properly upgrade its facilities prior to 1994. However, as a result of improved operating results, during 1994 the Company began to make capital expenditures and improvements beyond maintenance capital requirements. During the first quarter of 1996 the Company made capital expenditures and improvements of $3,098,000 (exclusive of environmental requirements). However, according to the terms of the Amended C & G Agreement, if projected levels of profitability are not maintained, the Company's capital expenditures can be constrained. In this regard, based on reduced cash flow projections for 1996, the Amendment to the Amended C & G Agreement signed on May 6, 1996 reduced the level of allowed capital expenditures for 1996 from $18,800,000 to $11,400,000. Although this curtailment will reduce the intended level of higher return discretionary expenditures in 1996, the Company does not believe this to be a significant impairment to its future earnings potential unless the restrictions are imposed in future periods.

                            E-Z SERVE CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



PART II - OTHER INFORMATION
- - ---------------------------

Item 1 - Legal Proceedings
- - --------------------------

The Company and its subsidiaries are involved in various lawsuits incidental to its businesses. The Company's internal legal counsel monitors all such claims, the Company has accrued for those which it believes are probable of payment. In management's opinion, an adverse determination against the Company or any of its subsidiaries relating to these suits would not have a material adverse effect on the Company and its subsidiaries, taken as a whole. In the case of administrative proceedings related to environmental matters involving governmental authorities, management does not believe that any imposition of monetary sanctions would exceed $100,000.

Item 2 - Changes in Securities
- - ------------------------------

  None.

Item 3 - Defaults Upon Senior Securities
- - ----------------------------------------
(b)  Arrearage in the Payment of Dividends

During the three months ended March 31, 1996, the Company had outstanding 75,656 shares of its $6.00 Convertible Preferred Stock, Series C ("Series C Preferred Stock"). As of April 1, 1996, which is the last dividend cumulation date, the Company had cumulative but unpaid dividends on the Series C Preferred Stock of $455,000.

Item 4 - Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1996.

Item 6 - Exhibits and reports on Form 8-K
- - -----------------------------------------

(a)  Exhibits:

       10.1 Amendment and Waiver No. 1 to Amended and Restated Credit and Guaranty Agreement dated April 30, 1996, among E-Z Serve Convenience Stores, Inc., the Company, the Lenders party thereto, and Societe Generale, as agent for the Lenders.

       27   Financial Data Schedule for the period ending March 31, 1996.

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                            E-Z SERVE CORPORATION



                                SIGNATURES
                              --------------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   E-Z SERVE CORPORATION
                                   ---------------------
                                       (Registrant)






Date:  May 15, 1996                       /s/ John T. Miller
       ------------                ------------------------------
                                          John T. Miller
                                          Senior Vice President
                                          Chief Financial Officer