Form 10-Q
period 1996-06-30
E Z SERVE CORPORATION
filed 1996-08-15
CIK 868575

================================================================================




                                    UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                              ----------------------
                                    FORM 10-Q
                              ----------------------


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1996

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


                2550 N. Loop West, Suite 600, Houston, TX 77092
          Address of principal executive offices, including ZIP code)

                                    713/684-4300
            (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X   No
                                            ---      ---


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                               ---------------------


                   Common Stock $.01 par value:    69,077,530
               (Number of shares outstanding as of August 9, 1996)




================================================================================

PART I.  FINANCIAL INFORMATION

                                                                        Page
         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  June 30, 1996 and December 31, 1995                      3

                  Consolidated Statements of Operations for the
                  Three Months ended June 30, 1996 and June 25, 1995       5

                  Consolidated Statements of Operations for the
                  Six Months Ended June 30, 1996 and June 25, 1995         6

                  Consolidated Statements of Stockholders' Equity for
                  the Year ended December 31, 1995 and Six Months
                  ended June 30, 1996                                      7

                  Consolidated Statements of Cash Flows for the
                  Six Months ended June 30, 1996 and June 25, 1995         8

                  Notes to Consolidated Financial Statements               9

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     14


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                       22

         Item 2.  Changes in Securities                                   22

         Item 3.  Defaults Upon Senior Securities                         22

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                        22

         Item 6.  Exhibits and Reports on Form 8-K                        23


SIGNATURES                                                                24

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
         --------------------


                       E-Z SERVE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                                   (In thousands)


                                                       June 30,     December 31,
                                                         1996           1995
                                                      ---------     ------------

ASSETS
- ------

Current Assets:
   Cash and temporary investments                     $  12,729      $  15,759
   Receivables, net of allomance for
      for doubtful accounts                               9,039          9,136
   Inventory                                             38,789         37,078
   Environmental receivables                             14,020         13,828
   Prepaid expenses and other current assets              2,465          2,783
                                                      ---------      ---------

      Total Current Assets                               77,042         78,584
                                                      ---------      ---------
   Property and equipment, net of accumulated
      depreciation                                      143,532        143,144
   Environmental receivables                             31,364         32,428
   Other assets                                           5,438          6,419
                                                      ---------      ---------

                                                      $ 257,376      $ 260,575
                                                      =========      =========



















             The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                       E-Z SERVE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (Continued)
                                    (Unaudited)
                                   (In thousands)

                                                       June 30,     December 31,
                                                         1996           1995
                                                      ----------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
   Trade payables                                       $  29,532      $  28,958
   Accrued liabilities and other                           27,975         28,127
   Current portion of environmental liability              13,782         14,057
   Current portion of long-term obligations                 7,356          5,794
                                                        ---------      ---------
         Total Current Liabilities                         78,645         76,936
                                                        ---------      ---------

Long-Term Obligations:
   Payable to banks                                        72,600         74,450
   Payable to related parties                                  25             25
   Obligations under capital leases                         1,270          1,389
   Other                                                      277            318
Environmental liability                                    29,060         30,043
Deferred income taxes                                       3,488          3,661
Other liabilities                                           2,935          3,593
Commitments and contingencies                                  -              -
                                                        ---------      ---------
         Total Long-Term Liabilities                      109,655        113,479
                                                        ---------      ---------

Stockholders' Equity:
   Preferred stock, $.01 par value; authorized
      3,000,000 shares; 75,656 shares Series C
      issued and outstanding at June 30, 1996
      and December 31, 1995, respectively                       1              1
   Common stock, $.01 par value; authorized
      100,000,000 shares: 69,077,530 and 67,854,159
      shares issued and outstanding at June 30, 1996
      and December 31, 1995, respectively                     691            679
   Additional paid-in capital                              56,123         56,340
   Retained earnings subsequent to March 28, 1993,
      date of quasi-reorganization (total deficit
      eliminated $86,034)                                  12,261         13,140
                                                        ---------      ---------
         Total Stockholders' Equity                        69,076         70,160
                                                        ---------      ---------
                                                        $ 257,376      $ 260,575
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

                                E-Z SERVE CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                       (In thousands except per share amounts)


                                                          Three Months Ended
                                                     ---------------------------
                                                       June 30,         June 25,
                                                         1996             1995
                                                     -----------       ---------
Revenues:
   Motor fuels  (Includes excise taxes of
      approximately $40,563 and $33,807
      for the three month 1996 and 1995
      periods, respectively)                         $   144,129      $  112,668
   Convenience store                                      84,482          59,797
   Other income, net                                       3,858           3,525
                                                     -----------      ----------
                                                         232,469         175,990
                                                     -----------      ----------
Cost and Expenses:
   Cost of sales:
      Motor fuels                                        128,375         101,683
      Convenience store                                   58,980          40,377
   Operating expenses                                     30,115          22,238
   Selling, general & administrative expenses              6,429           5,536
   Depreciation and amortization                           3,870           2,556
   Interest expense                                        2,100           1,032
                                                     -----------      ----------
                                                         229,869         173,422
                                                     -----------      ----------
      Income before income taxes                           2,600           2,568
   Income tax expense (benefit)                              (60)             -
   Provision in lieu of taxes                                970             873
                                                     -----------      ----------
      Net income                                     $     1,690      $    1,695
                                                     ===========      ==========
   Primary earnings per common
      and common equivalent share                    $       .02      $      .02
                                                     ===========      ==========
   Fully diluted earnings per common
      and common equivalent share                    $       .02      $      .02
                                                     ===========      ==========
   Weighted average common and common
      equivalent shares outstanding:
         Primary                                      78,845,636      77,169,353
                                                     ===========      ==========
         Fully diluted                                79,659,364      77,169,353
                                                     ===========      ==========







             The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements

                               E-Z SERVE CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                      (In thousands except per share amounts)


                                                            Six Months Ended
                                                      --------------------------
                                                       June 30,        June 25,
                                                         1996            1995
                                                      ----------      ----------
Revenues:
   Motor fuels  (Includes excise taxes of
      approximately $77,902 and $64,546
      for the six month 1996 and 1995
         periods, respectively)                       $  262,794      $  207,706
      Convenience store                                  157,283         110,756
      Other income, net                                    7,152           5,930
                                                      ----------      ----------
                                                         427,229         324,392
                                                      ----------      ----------
Cost and Expenses:
      Cost of sales:
         Motor fuels                                     235,711         184,747
         Convenience store                               110,343          75,209
      Operating expenses                                  58,509          42,780
      Selling, general & administrative expenses          12,549          11,299
      Depreciation and amortization                        7,255           4,740
      Interest expense                                     4,215           2,126
                                                      ----------      ----------
                                                         428,582         320,901
                                                      ----------      ----------
         Income (loss) before income taxes                (1,353)          3,491
      Income tax expense (benefit)                          (187)             -
      Provision (benefit) in lieu of taxes                  (287)          1,187
                                                      ----------      ----------
         Net income (loss)                            $     (879)     $    2,304
                                                      ==========      ==========
      Primary earnings (loss) per common
         and common equivalent share                  $     (.01)     $      .03
                                                      ==========      ==========
      Fully diluted earnings (loss) per
         common and common equivalent share           $     (.01)     $      .03
                                                      ==========      ==========

      Weighted average common and common
         equivalent shares outstanding:
            Primary                                   78,551,148      77,058,550
                                                      ==========      ==========

            Fully diluted                             79,038,899      77,648,069
                                                      ==========      ==========





              The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements

                                E-Z SERVE CORPORATION
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (Unaudited)
                                  (In thousands)


                                               Additional   Retained
                          Preferred   Common    Paid-In     Earnings
                            Stock      Stock    Capital     (Deficit)    Total
                          ---------  --------  ----------   ---------   --------

Balance, December 25, 1994   $    1  $   673  $  52,932    $   8,969   $ 62,575

  Net income                     -        -          -         5,264      5,264
  Exercise of stock options      -         1          5           -           6
  Deferred compensation-
     stock options               -        -         188           -         188
  Conversion of Series C
     Preferred Stock to
     Common Stock                -         5         (5)          -          -
  Series C Preferred Stock
     Dividend                    -        -       1,093       (1,093)        -
  Provision in lieu of taxes     -        -       2,127           -       2,127
                           --------  --------  ---------   ---------   --------

Balance, December 31, 1995        1       679     56,340      13,140     70,160

  Net loss                       -         -          -         (879)      (879)
  Exercise of stock options      -         -          10          -          10
  Exercise of stock warrants     -         12        (12)         -          -
  Deferred compensation -
     stock options               -         -          72          -          72
  Provision in lieu of taxes     -         -        (287)         -        (287)
                           --------  --------  ---------   ---------   --------

Balance, June 30, 1996     $      1  $    691  $  56,123   $  12,261   $ 69,076
                           ========  ========  =========   =========   ========




















              The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                                E-Z SERVE CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                   (In thousands)

                                                            Six Months Ended
                                                          --------------------
                                                           June 30,    June 25,
                                                            1996         1995
                                                          ---------    --------

Cash flows from operating activities:
   Net income (loss)                                        $  (879)   $  2,304
   Adjustments to reconcile net income (loss)to net
   cash used in operating activities:
      Depreciation and amortization                           7,541       4,740
      (Gain) loss on sale of assets                            (129)          4
      Payments for environmental remediation                 (1,123)       (448)
      Payments for removal of underground storage tanks        (209)       (166)
      Provision (benefit) in lieu of taxes                     (287)      1,187
      Stock option expense                                       72          94
   Changes in assets and liabilities:
      Increase in accounts and notes receivable                 (95)     (2,501)
      (Increase) decrease in inventory                       (1,711)      1,754
      Decrease in prepaid expenses and other                    318         687
      Increase in accounts payable and accruals                 147       2,110
   Proceeds from environmental settlement                        -        4,850
   Other - net                                                1,277         124
                                                            -------    --------
         Net cash provided by operating activities            4,922      14,739
                                                            -------    --------
   Cash flows from investing activities:
      Proceeds from sale of assets                              390         433
      Payment for purchase of companies,
         net of cash acquired                                    -      (34,574)
      Capital expenditures and other asset additions         (7,904)     (4,565)
                                                            -------    --------
         Net cash used by investing activities               (7,514)    (38,706)
                                                            -------    --------
   Cash flows from financing activities:
      Net borrowings under revolving line of credit           1,700      45,181
      Repayment of long-term debt                            (2,148)    (13,916)
      Issuance of Common Stock                                   10          -
      Payments for deferred financing costs                      -       (1,603)
                                                            -------    --------
         Net cash provided (used) by financing activities      (438)     29,662
                                                            -------    --------
   Net increase (decrease) in cash and
      temporary investments                                  (3,030)      5,695
   Cash and temporary investments at beginning of period     15,759      12,963
                                                            -------    --------
   Cash and temporary investments at end of period          $12,729    $ 18,658
                                                            =======    ========
   Supplement cash flow information:
      Net cash paid during the period for:
         Interest                                           $ 5,365    $  1,298
         Income taxes                                            -           -

             The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                                   E-Z SERVE CORPORATION
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)
                                  (Dollars in Thousands)


NOTE (1) BASIS OF PRESENTATION
- ------------------------------

The consolidated financial statements presented herein include the accounts of E-Z Serve Corporation and its wholly-owned operating subsidiaries, E-Z Serve Convenience Stores, Inc. ("EZCON") and E-Z Serve Petroleum Marketing Company ("EZPET"). The Statements of Operations include the results of Time Saver Stores, Inc. ("Time Saver")since January 17, 1995 and Sunshine-Jr. Stores Inc. ("SJS") since July 20, 1995. On March 31, 1995, Time Saver was merged into EZCON and on October 2, 1995 SJS was merged into EZCON. Unless the context indicates to the contrary, the term of "Company" as used herein should be understood to include subsidiaries of E-Z Serve Corporation and predecessor corporations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 29, 1996. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Certain items in the June 25, 1995 consolidated financial statements have been reclassified to conform with the presentations in the June 30, 1996 consolidated financial statements.


NOTE (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------

Reference is made to the Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

The computation of earnings per common share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common equivalent shares arising from convertible preferred stock using the if-converted method and dilutive stock options and warrants using the treasury stock method. During the six month periods ended June 30, 1996 and June 25, 1995, the Company had average outstanding Common Stock Equivalents of 10,282,196 and 9,315,939 respectively, for primary earnings per share and 10,769,947 and 9,905,458 respectively, for fully diluted earnings per share which relate to its Series C Convertible Preferred Stock, its 1991 Stock Option Plan, its 1994 Stock Option Plan and warrants issued as part of the April, 1993 debt restructuring.

                                  E-Z SERVE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                        (Unaudited)
                                  (Dollars in Thousands)


NOTE (3) BUSINESS ACQUISITIONS
- ------------------------------

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


NOTE (4) QUASI-REORGANIZATION
- -----------------------------

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

As part of the quasi-reorganization, the deficit in retained earnings was eliminated against additional paid-in capital. Retained earnings in the future will be dated to reflect only the results of operations subsequent to March 28, 1993. Any future tax benefits of operating loss and tax credit carryforward items which arose prior to the quasi-reorganization will be reported as a direct credit to paid-in capital. During the first two quarters of 1996 the Company recorded a benefit for these carryforward items since the Company anticipates a net profit position for fiscal 1996.

                                   E-Z SERVE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                       (Unaudited)
                                  (Dollars in Thousands)


NOTE (5) LONG-TERM OBLIGATIONS AND CREDIT ARRANGEMENTS
- ------------------------------------------------------

  Long-term obligations consist of the following:

                                                     June 30,     December 31,
                                                       1996           1995
                                                    ---------     ------------

  Revolving lines of credit payable to banks        $  1,700        $     -
  Term notes payable to banks                         78,000          80,000
    Current portion                                   (7,100)         (5,550)
                                                    --------        --------
                                                      72,600          74,450
                                                    --------        --------
  Note payable to major stockholder                       25              25
    Current portion                                       -               -
                                                    --------        --------
                                                          25              25
                                                    --------        --------
  Capital lease obligations                            1,445           1,557
    Current portion                                     (175)           (168)
                                                    --------        --------
                                                       1,270           1,389
                                                    --------        --------
  Long-term obligation - other                           358             394
    Current portion                                      (81)            (76)
                                                    --------        --------
                                                         277             318
                                                    --------        --------

      Total long-term obligations                   $ 74,172        $ 76,182
                                                    ========        ========


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

                                   E-Z SERVE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                       (Unaudited)
                                 (Dollars in Thousands)


NOTE (5) LONG-TERM OBLIGATIONS AND CREDIT ARRANGEMENTS (Continued)
- ------------------------------------------------------------------

With the acquisition of SJS, the Company assumed the indebtedness of SJS which, at July 21, 1995, consisted of (as defined by the SJS Plan of Reorganization) notes payable to holders of Class 7 General Unsecured Claims of $13,962, notes payable to holders of Class 2 Priority Tax Claims of $2,789 and notes payable for the purchase of 10 previously leased stores of $2,409. On October 2, 1995, EZCON entered into an Amended and Restated Credit and Guaranty Agreement ("Amended C & G Agreement") whereby the Term Loan limit was increased to $80,000, the Revolver limit was increased to $25,000 and the letter of credit sublimit was increased to $15,000. The Company fully drew the additional $19,600 available on the Term Loan and used the proceeds to retire all of the outstanding debt of SJS. Concurrently with the signing of the Amended C & G Agreement SJS was merged into EZCON.

The Term Loan matures on January 24, 2002, and the Revolver matures on January 24, 1998. Both loans bear interest, payable quarterly at the prime rate plus 1.25%, and, with proper notice to the Agent, both can be converted to LIBOR loans at LIBOR plus 2.5%. During the first six months of 1996, the Term Loan was converted to a LIBOR loan at the average interest rate of 8.03%.

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

The Company made a $3,550 principal payment in July 1996 and the Term Loan requires additional semi-annual principal payments each January 24 and July 24, as follows: $3,550 in January 1997; $4,820 in July 1997; $5,780 in January 1998;
$6,280 in July 1998; $6,670 in January 1999; $6,920 in July 1999; $7,110 in
January and July 2000 and January 2001; $7,600 in July 2001; with a final payment of $11,500 in January 2002. The Amended C & G Agreement further states that 100% of certain transaction proceeds, as defined, shall be immediately applied as a mandatory prepayment of the Term Loan in the inverse order of maturity, and further, that 75% of excess cash flow, as defined, shall be applied 90 days after the end of each fiscal year as a mandatory prepayment of the Term Loan in the inverse order of maturity.

The Revolver can be used for working capital purposes and for issuance of a maximum of $15,000 of letters of credit. The Revolver has a "clean-down" provision whereby, during a five consecutive calendar day period of each calendar month, the aggregate outstanding borrowing cannot exceed $4,000. At June 30, 1996, there were $1,700 of outstanding borrowings under the Revolver and there was $8,824 of outstanding letters of credit issued as collateral for disputed unsecured bankruptcy-related claims and workers compensation claims.

                                    E-Z SERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                         (Unaudited)
                                   (Dollars in Thousands)


NOTE (5) LONG-TERM OBLIGATIONS AND CREDIT ARRANGEMENTS (Continued)
- ------------------------------------------------------------------

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

On March 31, 1996, the Company was required to make an excess cash flow payment of $1,619 based on cash flow for the year ended December 31, 1995. The Company requested from the bank group, and was granted, a waiver of this payment. In addition, due to lower than anticipated gross profit margins on motor fuel sales during the first quarter of 1996, the Company was not, as of March 31, 1996, in compliance with certain financial covenants of the Amended C & G Agreement and the "clean-down" provision. On May 6, 1996 an amendment to the Amended C & G Agreement was signed whereby various financial covenants for all reporting periods were revised through the term of the loan except for the fixed charge coverage ratio which was revised through fiscal 1996. The Company currently is and expects to remain in compliance with these revised financial covenants.


NOTE (6) COMMITMENTS AND CONTINGENCIES
- --------------------------------------

The Environmental Protection Agency issued regulations in 1988 that established requirements for underground storage tanks that affect various aspects of the Company's retail motor fuel operations. The regulations require assurances of insurance or financial responsibility and will require the Company to upgrade or replace a certain number of its underground storage tanks. The Company has elected to self-insure under these regulations. The Company currently estimates that the future cost of complying with these regulations and performing remediation on contaminated sites will be approximately $53,737.
The $53,737 consists of $42,842 for anticipated remediation costs; $9,234 for environmental capital improvements, and $1,661 for tank removal costs. At
June 30, 1996 the Company had completed the necessary remediation and had filed claims totaling $8,165 with the various states in which it operates.
Of the $42,842 gross remediation liability, the Company expects additional future reimbursements from state trust funds of $37,219.

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

                                E-Z SERVE CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.
         ------------------------------------

The following is Management's discussion and analysis of certain significant factors which have affected the Company's results of operations and balance sheet during the period included in the accompanying consolidated financial statements. Operating data is presented below:


                             Results of Operations
                     -------------------------------------
       (In thousands except store counts, per gallon prices and margins)


                                     Three Months Ended       Six Months Ended
                                   ----------------------  ---------------------
                                    June 30,    June 25,    June 30,    June 25,
                                      1996        1995        1996        1995
                                   ----------  ----------  ---------   ---------

CONVENIENCE STORE OPERATIONS (1)
- -------------------------------

Merchandise:

   Average number of merchandise
      stores during the period          722          542         730         527
   Merchandise sales              $  84,482    $  59,797   $ 157,283   $ 110,756
   Merchandise sales per
      location per month          $    39.0    $    36.8   $    35.9   $    35.0
   Gross profit                   $  25,502    $  19,420   $  46,940   $  35,547
   Gross profit per location
      per month                   $    11.8    $    11.9   $    10.7   $    11.2
   Gross profit percentage           30.19%       32.48%      29.84%      32.09%

Motor Fuels:

   Average number of motor fuel
      stores during the period          679          502         686         486
   Gallons sold                     102,771       79,503     196,724     152,018
   Gallons sold per location
       per month                       50.5         52.8        47.8        52.1
   Revenues                       $ 123,971    $  89,879   $ 225,333   $ 165,869
   Price per gallon               $   1.206    $   1.131   $   1.145   $   1.091
   Gross profit                   $  13,741    $   8,799   $  23,391   $  18,370
   Gross profit per gallon        $  0.1337    $  0.1107   $  0.1189   $  0.1208
   Gross profit per location
      per month                   $     6.7    $     5.8   $     5.7   $     6.3

                                E-Z SERVE CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


                       Results of Operations (Continued)
                    -------------------------------------
      (In thousands except store counts, per gallon prices and margins)


                                    Three Months Ended       Six Months Ended
                                 -----------------------  ----------------------
                                   June 30,    June 25,     June 30,    June 25,
                                     1996        1995         1996        1995
                                 -----------  ----------  ----------  ----------

MARKETER OPERATIONS (2)
- -----------------------

   Average number of operating
      locations during the period       192          231         196         234
   Gallons sold                      16,339       19,670      31,999      37,032
   Gallons sold per location
      per month                        28.4         28.4        27.2        26.4
   Revenues                        $ 20,158    $  22,789   $  37,461   $  41,837
   Price per gallon                $  1.234    $   1.159   $   1.171   $   1.130
   Gross profit (3)                $  2,013    $   2,186   $   3,692   $   4,589
   Gross profit per gallon         $ 0.1232    $  0.1111   $  0.1154   $  0.1239
   Gross profit per location
      per month                    $    3.5    $     3.2   $     3.1   $     3.3


(1) At June 30, 1996, there were 706 Company operated convenience stores (660 of which sold motor fuels) and 11 franchised convenience stores.

(2) Represents non-company operated motor fuel retail outlets ("Marketers"). At June 30, 1996 there were 189 Marketers.

(3) Gross profit is shown before deducting compensation paid to operators of locations not operated by the Company of $995,000, $1,025,000, $1,861,000 and $2,074,000 for the three months and six months ended June 30, 1996 and June 25, 1995, respectively.

                                E-Z SERVE CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Overview
- --------

The Company reported net income of $1,690,000 and a net loss of $879,000 for the three and six month periods ended June 30, 1996, respectively as compared to net income of $1,695,000 and $2,304,000 for the comparable periods of 1995. The second quarter of 1996 included $392,000, net of tax, from a lawsuit settlement in the Company's favor and the second quarter of 1995 included $569,000, net of tax, of insurance settlements in the Company's favor. All major components of income, including revenues, gross profit and operating expenses, increased in the 1996 period due to the acquisitions of Time Saver on January 17, 1995 and SJS on July 20, 1995.


Operating Gross Profit
- ----------------------

Convenience store merchandise sales increased 41.3% in the second quarter of 1996 compared to the second quarter of 1995 and increased 42.0% for the six months ended June 30, 1996 compared to the same period of 1995. The 1996 merchandise sales per location increased 6.0% and 2.6% for the three and six month periods of 1996, respectively, as compared to the same periods of 1995. These increases are largely due to the 1995 additions of the Time Saver and SJS stores which have a higher proportion of merchandise sales. For the first half of 1996, merchandise revenue comprised 36.8% of the Company's total revenue as compared to 34.1% for the first half of 1995.

The average merchandise gross profit margin of 30.19% and 29.84% for the three month and six month periods of 1996, respectively, is below the 32.48% and 32.09% for the comparable three and six month periods of 1995, respectively. These margin decreases reflect a shift by the Company to a more aggressive pricing strategy to increase customer traffic and sales.

Motor fuels gallons sold per location were down 4.4% for the second quarter of 1996 versus the second quarter of 1995 and were down 8.3% for the first half of 1996 compared to the first half of 1995 largely because Time Saver and SJS motor fuels sales per location are lower than the Company's previous average. Average gross profit per gallon increased 2.30 cents to 13.37 cents per gallon in the second quarter of 1996 as compared to the second quarter of 1995 as unseasonably high first quarter 1996 purchase costs declined faster than retail prices in the second quarter. However, even with the improved margin in the second quarter, the motor fuel margin for the first six months of 1996 of 11.89 cents per gallon was 1.6% below the 12.08 cents per gallon for the comparable period of 1995.

Total gallons sold by non-company operated motor fuel retail outlets ("Marketers") decreased 16.9% in the second quarter and 13.6% for the six months ended June 30, 1996 versus the same periods of 1995. The volume decline is principally due to a 16.2% decrease in the average number of operating locations during 1996 as the Company continues to dispose of or close locations. The second quarter 1996 Marketer average gross profit was
1.21 cents per gallon above the second quarter of 1995 but the first six months of 1996 were still 0.85 cents per gallon below the first six months of 1995.

                                E-Z SERVE CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Other Income
- ------------

Other income (which includes money order sales income, gross profit from the sale of lottery tickets, telephone commissions, rental income, interest income, franchise fee income and other) increased 20.6% in the six months ended June 30, 1996 as compared to the first six months of 1995 and increased 9.4% in the second quarter of 1996 compared to the second quarter of 1995. The second quarter of 1996 included $603,000 from a lawsuit settlement in the Company's favor and the second quarter of 1995 included $875,000 of insurance settlements in the Company's favor. Exclusive of these non-recurring items, the 1996 increase in other income over the comparable periods of 1995 would have been 22.8% and 29.6% for the second quarter and first six months, respectively, and is primarily due to the Time Saver and SJS acquisitions. The increase is consistent with the increased number of locations operated during 1996.


Expenses
- --------

Total operating expenses increased by 35.4% percent for the second quarter of 1996 as compared to the same period in 1995 and increased 36.8% for the first six months of 1996 compared to the first six months of 1995 which is again due to the increase in the number of operating locations. Operating expenses, as a percent of total revenues, were slightly above the second quarter and first half of 1995 due to the increased proportion of revenues from merchandise sales at company operated convenience stores. However, operating expenses, as a percent of merchandise revenue, were 35.6% and 37.2% for the second quarters of 1996 and 1995, respectively and were 37.2% and 38.6% for the first six months of 1996 and 1995, respectively.

Although Selling, General and Administrative, ("S,G&A") expenses for the second quarter and first six months of 1996 increased $893,000 and $1,250,000 compared to the second quarter and first six months of 1995, S,G&A expenses, as a percent of total revenue, decreased from 3.1% in the second quarter of 1995 to 2.8% in the second quarter of 1996 and decreased from 3.5% in the first six months of 1995 to 2.9% in the first six months of 1996. These decreases are due to overhead economies of scale as the Company increased its number of operating locations through the Time Saver and SJS acquisitions.

Depreciation and amortization expense increased for the three and six month periods of 1996 versus 1995 by 51.4% and 53.0% respectively due to the Time Saver and SJS acquisitions and, to a lesser extent, to the capital additions made during 1996.

Interest expense increased $1,068,000 and $2,089,000 for the three month and six month periods ended June 30, 1996, as compared to the same 1995 periods, due to the increased level of borrowings as the Company increased its bank debt in 1995 to acquire Time Saver and SJS.

                                E-Z SERVE CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Inflation
- ---------

The Company believes inflation has not had a material effect on its results of operations. The Company does, however, experience short term fluctuations in its motor fuel gross profit margins as a result of changing market conditions for the supply and demand of gasoline.


Liquidity and Capital Resources
- -------------------------------

The following table sets forth key balance sheet amounts and corresponding ratios for periods included in the accompanying consolidated financial statements:



                                              June 30,        December 31,
                                                1996              1995
                                            -----------       ------------

   Current assets                           $77,042,000       $78,584,000
   Current liabilities                      $78,645,000       $76,936,000
   Current ratio                                 0.98:1            1.02:1


   Total debt (including related
     parties, capital leases and other)     $81,528,000       $81,976,000
   Stockholders' equity                     $69,076,000       $70,160,000
   Total debt to total capitalization            0.54:1            0.54:1

   Common shares outstanding                 69,077,530        67,854,159


Liquidity
- ---------

As of June 30,1996, EZCON had $12,083,000 available on its bank line of credit. Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. Receivables relate to undeposited sales by Marketers, credit card and lottery sales, manufacturer rebates and other receivables. In addition, the Company finances its inventory requirements primarily though normal trade credit terms. This condition allows the Company to operate with a low level of cash and working capital. The Company's working capital decreased $3,251,000 during the first six months of 1996 primarily due to a $2,000,000 principal payment on the Term Loan and an increase in the current portion of long-term debt.

                                E-Z SERVE CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity (Continued)
- ---------------------

During the first six months of 1996, the Company's major non-operational cash proceeds were $1,700,000 net proceeds from temporary borrowings on the Revolver and $390,000 from disposals of fixed assets. Major non-operational expenditures included: $2,148,000 for the repayment of long-term debt; $7,904,000 for capital and environmental upgrade expenditures; $1,123,000 for environmental remediation and $209,000 for removal of underground storage tanks.

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


Capital Resources
- -----------------

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

The Company made a $3,550,000 principal payment in July 1996 and the Term Loan requires additional semiannual payments each January 24 and July 24, as follows:
$3,550,000 in January 1997; $4,820,000 in July 1997; $5,780,000 in January 1998;
$6,280,000 in July 1998; $6,670,000 in January 1999; $6,920,000 in July 1999;
$7,110,000 in January and July 2000 and January 2001; $7,600,000 in July 2001;
with a final payment of $11,500,000 in January 2002. The Amended C & G Agreement further

                                E-Z SERVE CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Capital Resources (Continued)
- -----------------------------

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

On March 31, 1996, the Company was required to make an excess cash flow payment of $1,619,000 based on cash flow for the year ended December 31, 1995. The Company requested from the bank group, and was granted, a waiver of this payment. In addition, due to lower than anticipated gross profit margins on motor fuel sales during the first quarter of 1996, the Company was not, as of March 31, 1996, in compliance with certain financial covenants of the Amended
C & G Agreement and the "clean-down" provision. On May 6, 1996 an amendment to the Amended C & G Agreement was signed whereby various financial covenants for all reporting periods were revised through the term of the loan except for the fixed charge coverage ratio which was revised through fiscal 1996. The Company currently is and expects to remain in compliance with theses revised financial covenants.

The Environmental Protection Agency requires that facility owners test underground tanks for leaks and repair or replace leaking tanks with new or upgraded corrosion protected tanks. The Company currently estimates that complying with these regulations will cost an additional $15,646,000 (net of anticipated reimbursements from state environmental trust funds), through 1998. This estimate is based upon assumptions as to the number of tanks to be replaced and certain other factors. The assumptions on which the cost estimates are based may not materialize, and unanti-cipated events and circumstances may occur. As a result, the actual cost of complying with these requirements may be substantially lower or higher than the estimated costs. The Company anticipates that required expenditures relating to compliance with these regulations will be funded from cash flow from its current operations.

Due to capital constraints brought about largely by operating losses and by the environmental expenditure requirements discussed above, the Company was unable to properly upgrade its facilities prior to 1994. However, as a result of improved operating results, during 1994 the Company began to make capital expenditures and improvements beyond maintenance capital requirements. During the first six months of 1996 the Company made capital expenditures and improvements of $7,561,000 (exclusive of environmental requirements). However, according to the terms of the Amended C & G Agreement, if projected levels of profitability are not maintained, the Company's capital expenditures can be constrained. In this regard, based on reduced cash flow projections for 1996, the Amendment to the Amended C & G Agreement signed on May 6, 1996 reduced the level of allowed capital expenditures for 1996 from $18,800,000 to $11,400,000. Although this curtailment will reduce the intended level of higher return discretionary expenditures in 1996, the Company does not believe this to be a significant impairment to its future earnings potential unless the restrictions are imposed in future periods.

                                E-Z SERVE CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Capital Resources (Continued)
- -----------------------------

Under federal tax law, the amount and availability of net operating loss carryforwards ("NOL") are subject to a variety of interpretations and restrictive tests, under which the utilization of such NOL carryforwards could be limited or effectively lost upon certain changes in ownership. After an ownership change, utilization of a loss corporation's NOL was limited annually to a prescribed rate times the value of a loss corporation's stock immediately before the ownership change. During 1992, the Company experienced an "ownership change" as defined by the Internal Revenue Code of 1986. The Company's NOL available under the ownership change rules was approximately $34,000,000 at December 31, 1995. The NOL will expire if not utilized by 2006. Approximately $17,000,000 of the NOL was acquired with the acquisition of EZCON and can only be used to offset future income of EZCON. In addition, the Company has alternative minimum tax NOL carry-forwards of approximately $34,000,000, which are available over an indefinite period, that can be utilized should the Company's alternative minimum tax liability exceed its regular tax liability.

The Company's ability to expand further is dependent upon several factors, including adequacy of acquisition opportunities and sufficient capital resources. The Company believes that possible acquisition candidates will continue to exist as the major oil companies reevaluate and reduce their company operated presence, as the conven-ience store industry continues to contract due to competitive pressures and the financial difficulties experienced by some of its members, and as small independent operators have difficulty meeting growing environmental requirements. While cash flow and capital availability are currently sufficient to fund operations, it will be necessary for the Company to fund any identified acquisitions with new capital which may not be available on terms acceptable to the Company. Although it is the Company's intention to grow through strategic acquisitions, recent acquisitions in the convenience store industry have caused the Company to evaluate, preliminarily, various alternatives to maximize stockholder value. In connection therewith, the Company has engaged Donaldson, Lufkin & Jenrette Securities Corporation to act as the Company's exclusive financial advisor in connection with such efforts for which it shall be compensated based on a percentage of the dollar value of a chosen alternative, if any, and shall be reimbursed for out-of-pocket expenses.


Disclosure Regarding Forward Looking Statements
- -----------------------------------------------

Item 2 of this document includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company can give no assurance that these expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in conjunction with the forward looking statements included herein ("Cautionary Disclosures"). Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

                             E-Z SERVE CORPORATION


PART II - OTHER INFORMATION
- ---------------------------


Item 1 - Legal Proceedings
- --------------------------

The Company and its subsidiaries are involved in various lawsuits incidental to its business. The Company's internal legal counsel monitors all such claims and the Company has accrued for those which it believes are probable of payment. In management's opinion, an adverse determination against the Company or any of its subsidiaries relating to these suits would not have a material adverse effect on the Company and its subsidiaries, taken as a whole. In the case of administrative proceedings related to environmental matters involving governmental authorities, management does not believe that any imposition of monetary sanctions would exceed $100,000.


Item 2 - Changes in Securities
- ------------------------------

None.


Item 3 - Defaults Upon Senior Securities
- ----------------------------------------

(b)   Arrearage in the Payment of Dividends

During the six months ended June 30, 1996, the Company had outstanding 75,656 shares of its $6.00 Convertible Preferred Stock, Series C ("Series C Preferred Stock"). As of April 1, 1996, which is the last dividend cumulation date, the Company had cumulative but unpaid dividends on the Series C Preferred Stock of $455,000.


Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

On June 28, 1996 the Annual Meeting of Stockholders of the Company was held. The stockholders approved the following items with the following voting tabulations:

1. Elected the seven nominees for director to hold office until the next annual election of directors or until their respective successors shall have been duly elected and shall have qualified.

             Nominee                Votes For             Against
       -------------------         -----------           ---------
        Donald D. Beane             68,498,613             28,084
        Shelby R. Gibbs             68,496,113             30,584
        Neil H. McLaurin            68,498,613             28,084
        John R. Schoemer            68,498,613             28,084
        John M. Sallay              68,508,113             18,584
        Larry J. Taylor             68,508,723             17,974
        Paul Thompson, III          68,498,617             28,080

                                E-Z SERVE CORPORATION


Item 4 - Submission of Matters to a Vote of Security Holders (Continued)
- -----------------------------------------------------------------------

2. Ratified and approved the Board of Directors appointment of KPMG Peat Marwick LLP as independent auditors of the Company.

             For                 Against              Abstain
        ------------           ----------            ----------

         68,494,811              27,616                4,270


Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)   Exhibits:

      27   Financial Data Schedule for the period ending June 30, 1996.

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                E-Z SERVE CORPORATION



                                     SIGNATURES
                                   --------------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       E-Z SERVE CORPORATION
                                       ---------------------
                                           (Registrant)






Date:  August 14, 1996                    /John T. Miller
       ---------------                 -------------------------------
                                           John T. Miller
                                           Senior Vice President
                                           Chief Financial Officer