Form 10-Q
period 1996-09-29
E Z SERVE CORPORATION
filed 1996-11-13
CIK 868575

=========================================================================


                                    UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                              ----------------------
                                    FORM 10-Q
                              ----------------------

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 29, 1996

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

                            ---------------------


                 Common Stock $.01 par value: 69,118,530
             (Number of shares outstanding as of November 11, 1996) =========================================================================

PART I.  FINANCIAL INFORMATION

                                                                      Page
         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  September 29, 1996 and December 31, 1995               3

                  Consolidated Statements of Operations for the
                  Three Months ended September 29, 1996 and
                  September 24, 1995                                     5

                  Consolidated Statements of Operations for the
                  Nine Months ended September 29, 1996 and
                  September 24, 1995                                     6

                  Consolidated Statements of Stockholders' Equity for
                  the Year ended December 31, 1995 and Nine Months
                  ended September 29, 1996                               7

                  Consolidated Statements of Cash Flows for the
                  Nine Months ended September 29, 1996 and
                  September 24, 1995                                     8

                  Notes to Consolidated Financial Statements            10

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   17


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                     27

         Item 2.  Changes in Securities                                 27

         Item 3.  Defaults Upon Senior Securities                       27

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                      27

         Item 6.  Exhibits and Reports on Form 8-K                      27


SIGNATURES                                                              28

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
      --------------------


                   E-Z SERVE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                               (In thousands)


                                              September 29,    December 31,
                                                  1996            1995
                                              -------------    ------------

ASSETS
------

Current Assets:
   Cash and temporary investments               $   9,777       $  15,759
   Receivables, net of allowance for
      doubtful accounts                             9,428           9,136
   Inventory                                       38,066          37,078
   Environmental receivables                       13,547          13,828
   Prepaid expenses and other current assets        1,849           2,783
                                                 --------        --------

      Total Current Assets                         72,667          78,584
                                                ---------       ---------
   Property and equipment, net of accumulated
      depreciation                                142,352         143,144
   Environmental receivables                       27,965          32,428
   Other assets                                     5,190           6,419
                                                ---------       ---------

                                                $ 248,174       $ 260,575
                                                =========       =========







         The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

               E-Z SERVE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (Continued)
                     (Unaudited and In thousands)

                                               September 29,   December 31,
                                                   1996           1995
                                               -------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Trade payables                                $  24,261       $  28,958
   Accrued liabilities and other                    25,570          28,127
   Current portion of environmental liability       13,417          14,057
   Current portion of long-term obligations          8,705           5,794
                                                 ---------       ---------
         Total Current Liabilities                  71,953          76,936
                                                 ---------       ---------
Long-Term Obligations:
   Payable to banks                                 71,480          74,450
   Payable to related parties                           -               25
   Obligations under capital leases                  1,189           1,389
   Other                                               258             318
Environmental liability                             25,683          30,043
Deferred income taxes                                3,401           3,661
Other liabilities                                    2,694           3,593
Commitments and contingencies                           -               -
                                                 ---------       ---------
         Total Long-Term Liabilities               104,705         113,479
                                                 ---------       ---------
Stockholders' Equity:
   Preferred stock, $.01 par value; authorized
      3,000,000 shares; 75,656 shares
      Series C issued and outstanding at
      September 29, 1996 and December 31, 1995,
      respectively                                       1               1
   Common stock, $.01 par value; authorized
      100,000,000 shares: 69,118,530 and
      67,854,159 shares issued and outstanding at
      September 29, 1996 and December 31, 1995,
      respectively                                     691             679
   Additional paid-in capital                       57,069          56,340
   Retained earnings subsequent to March 28, 1993,
      date of quasi-reorganization (total deficit
      eliminated $86,034)                           13,755          13,140
                                                 ---------       ---------
         Total Stockholders' Equity                 71,516          70,160
                                                 ---------       ---------
                                                 $ 248,174       $ 260,575
                                                 =========       =========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                            E-Z SERVE CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             (Unaudited and In thousands except per share amounts)

                                                  Three Months Ended
                                            -----------------------------
                                            September 29,   September 24,
                                                1996            1995
                                            -------------   -------------
Revenues:
   Motor fuels  (Includes excise taxes of
      approximately $40,600 and $38,781
      for the three month 1996 and 1995
      periods, respectively)                  $  138,146       $ 125,719
   Convenience store                              83,485          76,438
   Other income, net                               3,662           3,164
                                              ----------       ---------
                                                 225,293         205,321
                                              ----------       ---------
Cost and Expenses:
   Cost of sales:
      Motor fuels                                123,165         108,266
      Convenience store                           59,182          52,262
   Operating expenses                             29,249          28,670
   Selling, general & administrative
      expenses                                     5,686           7,094
   Depreciation and amortization                   3,584           3,177
   Interest expense                                2,130           1,727
                                              ----------      ----------
                                                 222,996         201,196
                                              ----------      ----------
      Income before income taxes                   2,297           4,125
   Income tax expense (benefit)                      (63)          1,506
   Provision (benefit) in lieu of taxes              866             (29)
                                              ----------      ----------
      Net income                              $    1,494      $    2,648
                                              ==========      ==========
   Primary earnings per common
      and common equivalent share             $      .02      $      .03
                                              ==========      ==========
   Fully diluted earnings per common
      and common equivalent share             $      .02      $      .03
                                              ==========      ==========
   Weighted average common and common
      equivalent shares outstanding:
         Primary                              79,551,398      77,698,165
                                              ==========      ==========
         Fully diluted                        79,551,398      78,570,257
                                              ==========      ==========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements

                           E-Z SERVE CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited and In thousands except per share amounts)

                                                    Nine Months Ended
                                             ------------------------------
                                             September 29,    September 24,
                                                 1996             1995
                                             -------------    ------------
Revenues:
  Motor fuels  (Includes excise taxes of
    approximately $118,560 and $103,327
    for the nine month 1996 and 1995
    periods, respectively)                     $  400,940       $  333,425
  Convenience store                               240,768          187,194
  Other income, net                                10,814            9,094
                                               ----------       ----------
                                                  652,522          529,713
                                               ----------       ----------
Cost and Expenses:
  Cost of sales:
    Motor fuels                                   358,876          293,013
    Convenience store                             169,525          127,471
  Operating expenses                               87,758           71,450
  Selling, general & administrative
     expenses                                      18,235           18,393
  Depreciation and amortization                    10,839            7,917
  Interest expense                                  6,345            3,853
                                               ----------       ----------
                                                  651,578          522,097
                                               ----------       ----------
    Income before income taxes                        944            7,616
  Income tax expense (benefit)                       (250)           1,506
  Provision in lieu of taxes                          579            1,158
                                               ----------       ----------
    Net income                                 $      615       $    4,952
                                               ==========       ==========
  Primary earnings per common
    and common equivalent share                $      .01       $      .06
                                               ==========       ==========
  Fully diluted earnings per
    common and common equivalent share         $      .01       $      .06
                                               ==========       ==========
   Weighted average common and common
     equivalent shares outstanding:
       Primary                                 78,884,565       77,269,556
                                               ==========       ==========
       Fully diluted                           79,209,732       74,949,412
                                               ==========       ==========
          The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements

                            E-Z SERVE CORPORATION
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (Unaudited and In thousands)


                                          Additional   Retained
                     Preferred   Common    Paid-In     Earnings
                       Stock      Stock    Capital     (Deficit)    Total
                     ---------   ------   ----------   ---------   --------

Balance,
  December 25, 1994   $      1   $  673   $ 52,932     $  8,969   $ 62,575

  Net income                -        -          -         5,264      5,264
  Exercise of
    stock options           -         1          5           -           6
  Deferred compensation-
    stock options           -        -         188           -         188
  Conversion of Series C
    Preferred Stock to
    Common Stock            -         5         (5)          -          -
  Series C Preferred Stock
    Dividend                -        -       1,093       (1,093)        -
  Provision in lieu
    of taxes                -        -       2,127           -       2,127
                     ---------   ------   ----------   ---------   --------

Balance,
  December 31, 1995          1      679     56,340       13,140     70,160

  Net income                -        -          -           615        615
  Exercise of stock
    options                 -        -          54           -          54
  Exercise of stock
    warrants                -        12        (12)          -          -
  Deferred compensation -
    stock options           -        -         108           -         108
  Provision in lieu
    of taxes                -        -         579           -         579

                     ---------   ------   ----------   ---------   --------

Balance,
  September 29, 1996 $       1   $  691   $   57,069   $  13,755   $ 71,516
                     =========   ======   ==========   =========   ========
      The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                           E-Z SERVE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited and In Thousands)

                                                    Nine Months Ended
                                               ----------------------------
                                               September 29,  September 24,
                                                   1996            1995
                                               -------------  -------------

Cash flows from operating activities:
   Net income                                     $     615       $ 4,952
   Adjustments to reconcile net income to
   net cash used in operating activities:
      Depreciation and amortization                  11,268         7,917
      (Gain) on sale of assets                         (254)         (145)
      Payments for environmental remediation         (1,601)       (2,213)
      Payments for removal of underground
        storage tanks                                  (356)         (231)
      Provision in lieu of taxes                        579         1,158
      Stock option expense                              108           141
   Changes in assets and liabilities:
      (Increase) in accounts and notes receivable       (11)         (739)
      (Increase) decrease in inventory                 (988)           72
      Decrease in prepaid expenses and other            934           660
      Increase (decrease) in accounts payable
        and accruals                                 (7,254)        1,977
   Proceeds from environmental settlement                -          5,725
   Other - net                                           19          (283)
                                                    -------      --------
        Net cash provided by operating activities     3,059        18,991
                                                    -------      --------

   Cash flows from investing activities:
      Proceeds from sale of assets                      776           643
      Payment for purchase of companies net
        of cash acquired                                 -        (43,721)
      Capital expenditures and other asset additions (9,527)       (8,903)
                                                    -------      --------
         Net cash used by investing activities       (8,751)      (51,981)
                                                    -------      --------







      The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                           E-Z SERVE CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                        (Unaudited and In Thousands)

                                                    Nine Months Ended
                                               ----------------------------
                                               September 29,  September 24,
                                                   1996            1995
                                               -------------  -------------

   Cash flows from financing activities:
      Net borrowings under revolving line of credit   5,400        60,581
      Repayment of long-term debt                    (5,744)      (14,770)
      Issuance of Common Stock                           54             4
      Payments for deferred financing costs              -         (2,567)
                                                    -------      --------
         Net cash provided (used) by financing
           activities                                  (290)       43,248
                                                    -------      --------
   Net increase (decrease) in cash and
      temporary investments                          (5,982)       10,258
   Cash and temporary investments at beginning
      of period                                      15,759        12,963
                                                    -------      --------
   Cash and temporary investments at end of period  $ 9,777      $ 23,221
                                                    =======      ========

   Supplemental cash flow information:
      Net cash paid during the period for:
         Interest                                   $ 7,485      $  2,700
         Income taxes                                    -            843

















         The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                               E-Z SERVE CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                              (Dollars in Thousands)


NOTE (1) BASIS OF PRESENTATION
------------------------------

The consolidated financial statements presented herein include the accounts of E-Z Serve Corporation and its wholly-owned operating subsidiaries, E-Z Serve Convenience Stores, Inc. ("EZCON") and E-Z Serve Petroleum Marketing Company ("EZPET"). The Statements of Operations include the results of Time Saver Stores, Inc. ("Time Saver") since January 17, 1995 and Sunshine-Jr. Stores, Inc. ("SJS") since July 20, 1995. On March 31, 1995, Time Saver was merged into EZCON and on October 2, 1995 SJS was merged into EZCON. Unless the context indicates to the contrary, the term of "Company" as used herein should be understood to include subsidiaries of E-Z Serve Corporation and predecessor corporations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 29, 1996 are not necessarily indicative of the results that may be expected for the year ended December 29, 1996. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Certain items in the September 24, 1995 consolidated financial statements have been reclassified to conform with the presentations in the September 29, 1996 consolidated financial statements.


NOTE (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Reference is made to the Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

                              E-Z SERVE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                    (Unaudited)
                              (Dollars in Thousands)


During the nine month periods ended September 29, 1996 and September 24, 1995, the Company had average outstanding Common Stock Equivalents of 10,344,556 and 9,491,861 respectively, for primary earnings per share and 10,669,723 and 10,171,717 respectively, for fully diluted earnings per share which relate to its Series C Convertible Preferred Stock, its 1991 Stock Option Plan, its 1994 Stock Option Plan and warrants issued as part of the April, 1993 debt restructuring.


NOTE (3) BUSINESS ACQUISITIONS
------------------------------

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

NOTE (4) QUASI-REORGANIZATION
-----------------------------

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

As part of the quasi-reorganization, the deficit in retained earnings was eliminated against additional paid-in capital. Retained earnings in the future will be dated to reflect only the results of operations subsequent to March 28, 1993. Any future tax benefits of operating loss and tax credit carryforward items which arose prior to the quasi-reorganization will be reported as a direct credit to paid-in capital. During the first three quarters of 1996 the Company recorded a benefit for these carryforward items since the Company anticipates a net profit position for fiscal 1996.

                              E-Z SERVE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                    (Unaudited)
                              (Dollars in Thousands)


NOTE (5) LONG-TERM OBLIGATIONS AND CREDIT ARRANGEMENTS
------------------------------------------------------

  Long-term obligations consist of the following:

                                                 September 29,    December 31,
                                                     1996             1995
                                                 -------------    ------------

  Revolving lines of credit payable to banks        $  5,400        $     -
  Term notes payable to banks                         74,450          80,000
    Current portion                                   (8,370)         (5,550)
                                                    --------        --------
                                                      71,480          74,450
                                                    --------        --------
  Note payable to major stockholder                       25              25
    Current portion                                      (25)             -
                                                    --------        --------
                                                          -               25
                                                    --------        --------
  Capital lease obligations                            1,419           1,557
    Current portion                                     (230)           (168)
                                                    --------        --------
                                                       1,189           1,389
                                                    --------        --------
  Long-term obligation - other                           338             394
    Current portion                                      (80)            (76)
                                                    --------        --------
                                                         258             318
                                                    --------        --------

      Total long-term obligations                   $ 72,927        $ 76,182
                                                    ========        ========

On January 17, 1995, EZCON entered into a Credit and Guaranty Agreement ("C & G Agreement") with a group of banks (the "Lenders") with Societe Generale as Agent. The C & G Agreement replaced the credit facilities previously utilized by the Company. The C & G Agreement provided for a term loan of $45,000 ("Term Loan") and a $15,000 revolving line of credit ("Revolver"). At closing, the Term Loan was fully drawn and the proceeds were used (a) to repay in full the outstanding amounts owed under the previous credit agreement, (b) to finance the initial payment for the Time Saver acquisition, and ( c) for working capital purposes. On July 21, 1995 the C & G Agreement was amended whereby the Lenders increased the Term Loan available to the Company to $60,400. The Company fully drew the additional $15,400 and the proceeds were used for the acquisition of SJS.

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

The Term Loan matures on January 24, 2002, and the Revolver matures on January 24, 1998. Both loans bear interest, payable quarterly at the prime rate plus 1.25%, and, with proper notice to the Agent, both can be converted to LIBOR loans at LIBOR plus 2.5%. During the first nine months of 1996, the Term Loan was converted to a LIBOR loan at the average interest rate of 8.01%.

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

The Company made a scheduled principal payment of $3,550 in July 1996. In addition, the Term Loan requires semi-annual principal payments each January 24 and July 24, as follows: $3,550 in January 1997; $4,820 in July 1997; $5,780 in January 1998; $6,280 in July 1998; $6,670 in January 1999; $6,920 in
July 1999; $7,110 in January and July 2000 and January 2001; $7,600 in July 2001; with a final payment of $11,039 in January 2002. The Amended C & G Agreement further states that 100% of certain transaction proceeds, as defined, shall be immediately applied as a mandatory prepayment of the Term Loan in the inverse order of maturity, and further, that 75% of excess cash flow, as defined, shall be applied 90 days after the end of each fiscal year as a mandatory prepayment of the Term Loan in the inverse order of maturity. In this regard, a $461 principal payment was made in October 1996 as cumulative asset sales in 1996 exceeded the limit allowed in the Amended C & G Agreement.
                                        14

                               E-Z SERVE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
                             (Dollars in Thousands)

The Revolver can be used for working capital purposes and for issuance of a maximum of $15,000 of letters of credit. The Revolver has a "clean-down" provision whereby, during a five consecutive calendar day period of each calendar month, the aggregate outstanding borrowing cannot exceed $4,000. At September 29, 1996, there were $5,400 of outstanding borrowings under the Revolver and there were $9,420 of outstanding letters of credit issued as collateral for disputed unsecured bankruptcy-related claims and workers compensation claims.

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

On March 31, 1996, the Company was required to make an excess cash flow payment of $1,619 based on cash flow for the year ended December 31, 1995.
The Company requested from the Lenders, and was granted, a waiver of this payment. In addition, due to lower than anticipated gross profit margins on motor fuel sales during the first quarter of 1996, the Company was not, as of March 31, 1996, in compliance with certain financial covenants of the Amended C & G Agreement and the "clean-down" provision. On May 6, 1996 an amendment to the Amended C & G Agreement was signed whereby various financial covenants for all reporting periods were revised through the term of the loan except for the fixed charge coverage ratio which was revised through fiscal 1996.

 As of September 29, 1996, again primarily due to lower than anticipated gross profit margins on motor fuel sales, the Company was not in compliance with one financial covenant of the Amended C & G Agreement and was granted a waiver by the Lenders.

If the current low level of gasoline margins continues, the Company believes that it is likely that the Company will not be in compliance with certain financial covenants of the Amended C & G Agreement during the quarter ended December 29, 1996. The Company has no reason to believe, however, that such non-compliance, if it occurs, will not be waived by the Lenders. There can be no assurance, however, that the Lenders will waive such non-compliance. Further, the Lenders have indicated that they intend to avail themselves of their right under the Amended C & G Agreement to instigate the Spring Lien, as defined, on most of the Company's Real Property, Fixtures, Buildings, and Improvements.
                                        15

                               E-Z SERVE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
                             (Dollars in Thousands)


NOTE (6) COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Environmental Protection Agency issued regulations in 1988 that established requirements for underground storage tanks that affect various aspects of the Company's retail motor fuel operations. The regulations require assurances of insurance or financial responsibility and will require the Company to upgrade or replace a certain number of its underground storage tanks. The Company has elected to self-insure under these regulations. The Company currently estimates that the future cost of complying with these regulations and performing remediation on contaminated sites will be approximately $49,591. The $49,591 consists of $39,100 for anticipated remediation costs; $9,142 for environmental capital improvements, and $1,349 for tank removal costs. At September 29, 1996 the Company had completed the necessary remediation and had filed claims totaling $8,165 with the various states in which it operates. Of the $39,100 gross remediation liability, the Company expects additional future reimbursements from state trust funds of $33,347.

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

                         Results of Operations
                 -------------------------------------
   (In thousands except store counts, per gallon prices and margins)

                                  Three Months Ended       Nine Months Ended
                                ---------------------    ---------------------
                                Sept. 29,   Sept. 24,    Sept. 29,   Sept. 24,
                                  1996         1995         1996        1995
                                ---------   ---------    ---------   ---------

CONVENIENCE STORE OPERATIONS (1)
-------------------------------

Merchandise:
   Average number of merchandise
      stores during the period       714          676         725         577
   Merchandise sales           $  83,485    $  76,438   $ 240,768   $ 187,194
   Merchandise sales per
      location per month       $    39.0    $    37.7   $    36.9   $    36.0
   Gross profit                $  24,303    $  24,176   $  71,243   $  59,723
   Gross profit per location
      per month                $    11.3    $    11.9   $    10.9   $    11.5
   Gross profit percentage        29.11%       31.63%      29.59%      31.90%

Motor Fuels:
   Average number of motor fuel
      stores during the period       677          626         683         533
   Gallons sold                  103,750       95,534     300,474     247,552
   Gallons sold per location
       per month                    51.1         50.9        48.9        51.6
   Revenues                    $ 119,710    $ 104,941   $ 345,043   $ 270,810
   Price per gallon            $    1.15    $    1.10   $    1.15   $    1.09
   Gross profit                $  12,937    $  14,591   $  36,328   $  32,961
   Gross profit per location
      per month                $     6.4    $     7.8   $     5.9   $     6.9
   Gross profit per gallon     $   .1247    $   .1527   $   .1209   $   .1331

                            E-Z SERVE CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


                   Results of Operations (Continued)
                -------------------------------------
  (In thousands except store counts, per gallon prices and margins)


                                Three Months Ended         Nine Months Ended
                              ----------------------    ----------------------
                              Sept. 29,    Sept. 24,    Sept. 29,    Sept. 24,
                                1996        1995           1996         1995
                              ---------    ---------    ---------    ---------

MARKETER OPERATIONS (2)
-----------------------

   Average number of
      operating locations
      during the period           187          226          193          231
   Gallons sold                15,655       18,355       47,654       55,387
   Gallons sold per location
      per month                  27.9         27.1         27.4         26.6
   Revenues                   $18,437      $20,778      $55,898      $62,615
   Price per gallon           $  1.18      $  1.13      $  1.17      $  1.13
   Gross profit (3)           $ 2,044      $ 2,862      $ 5,736      $ 7,451
   Gross profit per location
      per month                   3.6      $   4.2      $   3.3      $   3.6
   Gross profit per gallon    $ .1306      $ .1559      $ .1204      $ .1345


(1) At September 29, 1996, there were 702 Company operated convenience stores (658 of which sold motor fuels) and 10 franchised convenience stores.

(2) Represents non-company operated motor fuel retail outlets ("Marketers"). At September 29, 1996 there were 186 Marketers.

(3) Gross profit is shown before deducting compensation paid to operators of locations not operated by the Company of $917,000, $1,248,000, $2,778,000 and $3,216,000 for the three months and nine months ended September 29, 1996 and September 24, 1995, respectively.

                            E-Z SERVE CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Overview
--------

The Company reported net income of $1,494,000 and $615,000 for the three and nine month periods ended September 29, 1996, respectively as compared to net income of $2,648,000 and $4,952,000 for the comparable periods of 1995. The first nine months of 1996 included $392,000, net of tax, from unusual and non-recurring legal settlements in the Company's favor and the first nine months of 1995 included $569,000, net of tax, of non-recurring insurance settlements in the Company's favor. All major components of income, including revenues, gross profit and operating expenses, increased in the 1996 periods due to the acquisitions of Time Saver on January 17, 1995 and SJS on July 20, 1995.

Operating Gross Profit
----------------------

Convenience store ("C-Store") merchandise sales increased 9.2% in the third quarter of 1996 compared to the third quarter of 1995 and increased 28.6% for the nine months ended September 29, 1996 compared to the same period of 1995. The 1996 merchandise sales per location increased 3.4% and 2.4% for the three and nine month periods of 1996, respectively, as compared to the same periods of 1995. These increases are largely due to the 1995 additions of the Time Saver and SJS stores which have a higher proportion of merchandise sales. For the first nine months of 1996, merchandise revenue comprised 36.9% of the Company's total revenue as compared to 35.3% for the first nine months of 1995.

The average merchandise gross profit margin of 29.11% and 29.59% for the three month and nine month periods of 1996, respectively, is below the 31.63% and 31.90% for the comparable three and nine month periods of 1995, respectively. These margin decreases reflect a shift by the Company to a more aggressive pricing strategy to increase customer traffic and sales.

Motor fuels gallons sold per C-Store location were up 0.41% for the third quarter of 1996 versus the third quarter of 1995 and were down 5.2% for the first nine months of 1996 compared to the first nine months of 1995 largely because Time Saver and SJS motor fuels sales per location are lower than the Company's previous average. Average gross profit per gallon decreased 2.80 cents to 12.47 cents per gallon in the third quarter of 1996 as compared to the third quarter of 1995, and decreased 1.22 cents in the first nine months of 1996 to 12.09 cents per gallon as compared to the similar 1995 period due to lower industry margins. Industry margins are lower as a result of increased wholesale prices caused by high crude costs and lower than normal industry-wide gasoline inventories. Additionally, due to competitive pressures, the Company was not able to reflect the increased cost in the selling price.

                            E-Z SERVE CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Total gallons sold by non-company operated motor fuel retail outlets ("Marketers") decreased 14.7% in the third quarter and 14.0% for the nine months ended September 29, 1996 versus the same periods of 1995 reflecting a 16.5% decrease in the average number of operating locations during 1996 as the Company continues to dispose of or close Marketer locations. The third quarter 1996 Marketer average gross profit was 2.53 cents per gallon below the third quarter of 1995, and the first nine months of 1996 were 1.41 cents per gallon below the first nine months of 1995 due to lower industry margins, as described above.


Other Income
------------

Other income (which includes money order sales income, gross profit from the sale of lottery tickets, telephone commissions, rental income, interest income, franchise fee income and other) increased 18.9% in the nine months ended September 29, 1996 as compared to the first nine months of 1995 and increased 15.7% in the third quarter of 1996 compared to the third quarter of 1995. Other income for the first nine months of 1996 included $603,000 of unusual and non-recurring legal settlements in the Company's favor. The first nine months of 1995 included $875,000 of non-recurring insurance settlements in the Company's favor. Exclusive of these non-recurring items, the 1996 increase in other income over the comparable periods of 1995 would have been 15.7% and 24.2% for the third quarter and first nine months, respectively, and is primarily due to the Time Saver and SJS acquisitions.


Expenses
--------

Total operating expenses increased by 2.0% percent for the third quarter of 1996 as compared to the same period in 1995 and increased 22.8% for the first nine months of 1996 compared to the first nine months of 1995 which is again due to the increase in the number of operating locations. Operating expenses as a percentage of total revenues, were 13.0% for the third quarter of 1996 as compared to 14.0% for the same period in 1995. For the first nine months of 1996 and 1995, operating expenses as a percentage of total revenues, were 13.4% and 13.5% respectively. Operating expenses, as a percent of merchandise revenue, were 35.0% and 37.5% for the third quarters of 1996 and 1995, respectively and were 36.5% and 38.2% for the first nine months of 1996 and 1995, respectively.

Selling, General, and Administrative ("S,G&A") expenses for the third quarter 1996 decreased 19.9% versus the third quarter 1995. S,G&A expenses decreased 1.0% for the first nine months of 1996 as compared to the first nine months

                           E-Z SERVE CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


of 1995. S,G&A expenses, as a percent of total revenue, decreased to 2.5% in the third quarter 1996 from 3.5% in the third quarter 1995 and decreased to 2.8% in the first nine months of 1996 from 3.5% in the first nine months of 1995. These decreases are primarily due to overhead economies of scale as the Company increased its number of operating locations through the Time Saver and SJS acquisitions.

Depreciation and amortization expense increased for the three and nine month periods of 1996 versus 1995 by 12.8% and 36.9% respectively due to the Time Saver and SJS acquisitions and, to a lesser extent, to the capital additions made during 1996.

Interest expense increased $403,000 and $2,492,000 for the three month and nine month periods ended September 29, 1996, as compared to the same 1995 periods, due to the increased level of borrowings as the Company increased its bank debt in 1995 to acquire Time Saver and SJS.


Inflation
---------

The Company believes inflation has not had a material effect on its results of operations. The Company does, however, experience short term fluctuations in its motor fuel gross profit margins as a result of changing market conditions for the supply and demand of gasoline.


Liquidity and Capital Resources
-------------------------------

The following table sets forth key balance sheet amounts and corresponding ratios for periods included in the accompanying consolidated financial statements:


                                            September 29,     December 31,
                                                1996              1995
                                            ------------       -----------

   Current assets                           $72,667,000        $78,584,000
   Current liabilities                      $71,953,000        $76,936,000
   Current ratio                                 1.01:1             1.02:1

                            E-Z SERVE CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


                                            September 29,     December 31,
                                                1996              1995
                                            ------------       -----------

   Total debt (including related
     parties, capital leases and other)     $81,632,000        $81,976,000
   Stockholders' equity                     $71,516,000        $70,160,000
   Total debt to total capitalization            0.53:1             0.54:1

   Common shares outstanding                 69,118,530         67,854,159


Liquidity
---------

As of September 29,1996, EZCON had $8,241,000 available on its bank line of credit. Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. Receivables relate to undeposited sales by Marketers, credit card and lottery sales, manufacturer rebates and other receivables. In addition, the Company finances its inventory requirements primarily though normal trade credit terms. This condition allows the Company to operate with a low level of cash and working capital. The Company's working capital decreased $934,000 during the first nine months of 1996 primarily due to $5,550,000 in principal payments on the Term Loan and an increase in the current portion of long-term debt largely offset by a decrease in both trade payables and accrued expenses. During the first nine months of 1996, the Company's major non-operational cash proceeds were $5,400,000 from temporary borrowings on the Revolver and $776,000 from disposals of fixed assets. Major non-operational expenditures included: $5,744,000 for the repayment of long-term debt; $9,527,000 for capital and environmental upgrade expenditures; $1,601,000 for environmental remediation and $356,000 for removal of underground storage tanks.

Approximately 62% of the Company's revenues are derived from motor fuel sales and, because the Company acquires approximately 35% of its product on a spot basis, gross margins are subject to sudden changes whenever a disproportionate movement between purchase costs and retail selling prices occurs. Frequently, these movements are not in line with each other which leads to unusually wide or narrow margins. Without stability in the marketplace, the Company may temporarily experience operating results that are unprofitable.

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

                            E-Z SERVE CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


However, shrinking gasoline margins could cause the Company to not be in compliance with certain financial covenants of the Amended C & G Agreement. If such violations occur and are not waived, the Company will be unable to borrow additional amounts on the revolving line of credit.

Capital Resources
-----------------

On January 17, 1995, EZCON entered into a Credit and Guaranty Agreement ("C & G Agreement") with a group of banks (the "Lenders") with Societe Generale as agent (the "Agent"). The C & G Agreement provided for a term loan of $45,000,000 ("Term Loan") and a $15,000,000 revolving line of credit ("Revolver"). At closing, the Term Loan was fully drawn and the proceeds were used (a) to repay in full the outstanding amounts owed under the Company's previous credit agreement, (b) to finance the initial payment for the Time Saver acquisition and ( c) for working capital purposes. On July 21, 1995, the C & G Agreement was amended whereby the Lenders increased the Term Loan available to the Company to $60,400,000. The Company fully drew the additional $15,400,000 and the proceeds were used for the acquisition of SJS. With the acquisition of SJS, the Company assumed the indebtedness of SJS. On October 2, 1995, the C & G Agreement was amended and restated ("Amended C & G Agreement"). The Term Loan limit was increased to $80,000,000 and the Revolver limit was increased to $25,000,000. The Company drew the additional $19,600,000 available on the Term Loan and used the proceeds to retire the outstanding debt of SJS.

The Company made a principal payment of $3,550,000 in July 1996. The Term Loan requires semi-annual payments each January 24 and July 24, as follows:
$3,550,000 in January 1997; $4,820,000 in July 1997; $5,780,000 in January
1998; $6,280,000 in July 1998; $6,670,000 in January 1999; $6,920,000 in July
1999; $7,110,000 in January and July 2000 and January 2001; $7,600,000 in July
2001; with a final payment of $11,039,354 in January 2002.

The Amended C & G Agreement further states that 100% of certain transaction proceeds, as defined, shall be immediately applied as a mandatory prepayment of the Term Loan in the inverse order of maturity, and further, that 75% of excess cash flow, as defined, shall be applied 90 days after the end of each fiscal year as a mandatory prepayment of the Term Loan in the inverse order of maturity. In this regard, a $461,000 principal payment was made in October 1996 as cumulative asset sales in 1996 exceeded the limit allowed in the Amended C & G Agreement.

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

                            E-Z SERVE CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


At September 29, 1996, there were $5,400,000 of outstanding borrowings under the Revolver and there were $9,420,000 of outstanding letters of credit issued as collateral for disputed unsecured bankruptcy-related claims and workers compensation claims.

On March 31, 1996, the Company was required to make an excess cash flow payment of $1,619,000 based on cash flow for the year ended December 31, 1995. The Company requested from the Lenders, and was granted, a waiver of this payment. In addition, due to lower than anticipated gross profit margins on motor fuel sales during the first quarter of 1996, the Company was not, as of March 31, 1996, in compliance with certain financial covenants of the Amended C & G Agreement and the "clean-down" provision. On May 6, 1996 an amendment to the Amended C & G Agreement was signed whereby various financial covenants for all reporting periods were revised through the term of the loan except for the fixed charge coverage ratio which was revised through fiscal 1996.

As of September 29, 1996, again primarily due to lower than anticipated gross profit margins on motor fuel sales, the Company was not in compliance with one financial covenant of the Amended C & G Agreement, and was granted a waiver by the Lenders.

If the current low level of gasoline margins continues, the Company believes that it is likely that the Company will not be in compliance with certain financial covenants of the Amended C & G Agreement during the quarter ended December 29, 1996. The Company has no reason to believe, however, that such non-compliance, if it occurs, will not be waived by the Lenders. There can be no assurance, however, that the Lenders will waive such non-compliance. Further, the Lenders have indicated that they intend to avail themselves of their right under the Amended C & G Agreement to instigate the Spring Lien, as defined, on most of the Company's Real Property, Fixtures, Buildings, and Improvements.

The Environmental Protection Agency requires that facility owners test underground tanks for leaks and repair or replace leaking tanks with new or upgraded corrosion protected tanks. The Company currently estimates that complying with these regulations will cost an additional $16,244,000 (net of anticipated reimbursements from state environmental trust funds), through 1998. This estimate is based upon assumptions as to the number of tanks to be replaced and certain other factors. The assumptions on which the cost estimates are based may not materialize, and unanticipated events and circumstances may occur. As a result, the actual cost of complying with these requirements may be substantially lower or higher than the estimated costs. The Company anticipates that required expenditures relating to compliance with these regulations will be funded from cash flow from its current operations.

                            E-Z SERVE CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Due to capital constraints brought about largely by operating losses and by the environmental expenditure requirements discussed above, the Company was unable to properly upgrade its facilities prior to 1994. However, as a result of improved operating results, during 1994 the Company began to make capital expenditures and improvements beyond maintenance capital requirements. During the first nine months of 1996 the Company made capital expenditures and improvements of $9,042,000 (exclusive of environmental requirements). However, according to the terms of the Amended C & G Agreement, if projected levels of profitability are not maintained, the Company's capital expenditures can be constrained. In this regard, based on reduced cash flow projections for 1996, the Amendment to the Amended C & G Agreement signed on May 6, 1996 reduced the level of allowed capital expenditures for 1996 from $18,800,000 to $11,400,000. Although this curtailment will reduce the intended level of higher return discretionary expenditures in 1996, the Company does not believe this to be a significant impairment to its future earnings potential unless the restrictions are imposed in future periods.

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

The Company's ability to expand further is dependent upon several factors, including adequacy of acquisition opportunities and sufficient capital resources. The Company believes that possible acquisition candidates will continue to exist as the major oil companies re-evaluate and reduce their company operated presence, as the convenience store industry continues to contract due to competitive pressures and the financial difficulties experienced by some of its members, and as small independent operators have difficulty meeting growing environmental requirements. While cash flow and capital availability are currently sufficient to fund operations, it will be necessary for the Company to fund any identified acquisitions with new capital which may not be available on terms acceptable to the Company.

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


Disclosure Regarding Forward Looking Statements
-----------------------------------------------

Item 2 of this document includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company can give no assurance that these expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations include general economic, business and market conditions, the volatility of the price of oil, competition, development and operating costs and the factors that are disclosed in conjunction with the forward looking statements included herein and in the Company's most recent 10K filed with the Securities and Exchange Commission ("Cautionary Disclosures"). Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

                             E-Z SERVE CORPORATION

PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings
--------------------------

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


Item 2 - Changes in Securities
------------------------------
None.

Item 3 - Defaults Upon Senior Securities
----------------------------------------

(b)   Arrearage in the Payment of Dividends

During the nine months ended September 29, 1996, the Company had outstanding 75,656 shares of its $6.00 Convertible Preferred Stock, Series C ("Series C Preferred Stock"). As of October 1, 1996, which is the last dividend cumulation date, the Company had cumulative but unpaid dividends on the Series C Preferred Stock of $683,000.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
(a)  Exhibits:

        27   Financial Data Schedule for the period ended September 29, 1996.

(b) The Company did not file any reports on Form 8-K during the three months ended September 29, 1996.

                              E-Z SERVE CORPORATION


                                   SIGNATURES
                                 --------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       E-Z SERVE CORPORATION
                                       ---------------------
                                           (Registrant)





Date: November 13, 1996                   /s/ John T. Miller
      -----------------                  -------------------------------
                                              John T. Miller
                                              Senior Vice President
                                              Chief Financial Officer