Form 10-K405
period 1996-12-29
E Z SERVE CORPORATION
filed 1997-04-11
CIK 868575

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------
                                  FORM 10-K
                                ---------------

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 29, 1996

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-10717

                             E-Z SERVE CORPORATION
             (Exact name of Registrant as specified in its charter)

                   Delaware                              75-2168773
         (State or other jurisdiction of              (I.R.S. employer
          incorporation or organization)            identification number)

               2550 North Loop West, Suite 600, Houston, TX 77092
          (Address of principal executive offices, including ZIP code)
                                  713/684-4300
              (Registrant's telephone number, including area code)

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class          Name of Each Exchange on Which Registered
   Common Stock, $0.01 par value                American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

    The aggregate market value of the Common Stock held by non-affiliates of the Registrant at March 31, 1997, based upon the closing price of these shares on the American Stock Exchange, was $7,221,095.

                            Common Stock 69,319,530
             (Number of shares outstanding as of March 31, 1997)

================================================================================

                     E-Z SERVE CORPORATION AND SUBSIDIARIES
                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 29, 1996

                                     INDEX

 Item
Number                                                                                                   Page
                                                         Part I

Item 1.          Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1

Item 2.          Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11

Item 3.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11

Item 4.          Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . .           11

                                                         Part II

Item 5.          Market for the Registrant's Common Equity and
                    Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . .           12

Item 6.          Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . .           13

Item 7.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations . . . . . . . . . . . . . . . . . . . .           14

Item 8.          Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . .           21

Item 9.          Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . .           41

                                                         Part III

Item 10.         Directors and Executive Officers of the Registrant . . . . . . . . . . . . . .           42

Item 11.         Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . .           42

Item 12.         Security Ownership of Certain Beneficial Owners and
                    Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           42

Item 13.         Certain Relationships and Related Transactions . . . . . . . . . . . . . . . .           42

                                                         Part IV

Item 14.         Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .           43

                 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           46

                                     PART I


ITEM 1.  BUSINESS

General Background

E-Z Serve Corporation, through its wholly-owned subsidiaries (the "Company"), operated 692 and franchised 10 convenience stores, mini marts, and gas marts at December 29, 1996 primarily under the names E-Z Serve, Majik Market and Taylor Food Mart. The Company also retailed motor fuels at 661 of its convenience stores and at 174 non-company operated retail outlets ("Marketers") under its proprietary brand name E-Z Serve and a number of major brands such as Citgo, Conoco, Texaco and Chevron. In addition to marketing motor fuels, company operated convenience stores are engaged in retail merchandising of traditional grocery and non-grocery lines associated with such stores.

The Company was organized in 1971 and until 1986 operated a motor fuels wholesale business, a motor fuels supply and trading business and approximately 800 Marketers in non-urban locations in about 20 states. In 1986, Harken Energy Corporation ("Harken") acquired the Company from its former owners, and during 1988 and 1989 the Company acquired 49 convenience stores. In 1991, pursuant to a rights offering, the Company became independent from Harken, and, under new management, developed a strategic business plan intended to refocus the Company's resources towards becoming a leader in the convenience store industry. In 1992, the Company acquired Taylor Petroleum, Inc. ("Taylor") and E-Z Serve Convenience Stores, Inc. ("EZCON"), bringing the company operated convenience store total to 523 and dramatically increasing the Company's
presence in metropolitan markets.   In January 1995, the Company acquired Time
Saver Stores, Inc. ("Time Saver"), a chain of 116 convenience stores (14 of which were franchised) located primarily in New Orleans, and, in July 1995, the Company acquired Sunshine Jr. Stores, Inc. ("SJS"), a chain of 205 convenience
stores with a strong concentration in the Florida Panhandle.   During 1995 and
1996, the Company disposed of or closed 17 and 45 company operated locations, respectively, and 40 and 30 Marketer locations, respectively, that did not meet operating objectives. The following table shows the states in which the Company conducted business as of December 29, 1996:

                                              Company            Non-Company
                                             Operated              Operated
                        State                Locations            Locations              Total
                     ------------          ------------          ------------           --------
                 Florida                         161                    -                 161
                 Louisiana                       128                   71                 199
                 Texas                            97                   27                 124
                 Georgia                          71                    -                  71
                 Alabama                          68                    1                  69
                 South Carolina                   46                    -                  46
                 Mississippi                      43                   16                  59
                 Tennessee                        25                    3                  28
                 North Carolina                   21                    1                  22
                 Kansas                           13                    -                  13
                 Missouri                          8                    -                   8
                 Oklahoma                          4                    8                  12
                 Kentucky                          4                    8                  12
                 New Mexico                        2                    -                   2
                 Arkansas                          1                    2                   3
                 Ohio                              -                   32                  32
                 Other States (4)                  -                    5                   5
                                                 ---                  ---                 ---
                 Total                           692                  174                 866
                                                 ---                  ---                 ---

E-Z Serve Corporation is incorporated in Delaware and maintains its principal corporate offices at 2550 North Loop West, Suite 600, Houston, Texas 77092; its telephone number is (713) 684-4300. Substantially all of the Company's operations are conducted by its wholly-owned subsidiaries, EZCON (for convenience stores) and by E-Z Serve Petroleum Marketing Company ("EZPET") (for Marketers). Unless the context indicates otherwise, the term "the Company" as used herein should be understood to include subsidiaries of E-Z Serve Corporation and predecessor corporations.


Business Strategy

Prior to 1992, in excess of 50% of the Company's gross profit was derived from the sale of motor fuels. In 1992, the Company redefined its strategy to increase per store profitability and growth through the acquisition of convenience stores. This strategy was intended to increase the proportion of gross profit derived from convenience store merchandise versus motor fuels and was established for two reasons. First, merchandise gross margins are consistently higher and less volatile than gasoline margins, and second, merchandise sales are less cyclical and less likely to be influenced by national and international political and economic vagaries.

Although the Company conducts convenience store operations in 15 states, its primary market area is the southeastern United States and Texas. A major component of the Company's business strategy is to increase its presence in this area as evidenced by the acquisitions of Time Saver and SJS. In addition, the Company plans to divest certain locations outside of its primary marketing area. Discussions are currently being held with interested parties regarding these divestitures. Further, each location, whether part of the primary market area or not, will continually be evaluated to determine if its economic contribution meets the Company's objectives. Locations that fall short of minimum requirements will be disposed of or closed. In this regard, the Company discontinued operations at 45 convenience stores and 30 Marketer locations during 1996. Four franchise locations were converted to company operated locations in 1996.

The Company continues to evaluate acquisition opportunities that fit with its strategy and are available at costs that provide acceptable rates of return.
In evaluating any acquisition, the Company reviews the operating history and future potential of each unit on the basis of location, competition, cash flow, demographic trends, and merchandising capability. Additionally, prior to an acquisition, the Company reviews the environmental compliance of each location. Depending on the results of such review, the Company will choose not to acquire the site, negotiate an acceptable indemnification, or factor into the purchase price of the location the estimated costs required to bring the location into compliance with existing environmental laws.

The Company's ability to expand further is dependent upon several factors, including adequacy of acquisition opportunities and availability of sufficient capital resources. The Company believes that possible acquisition candidates will continue to exist as the industry continues to consolidate to reduce costs and as smaller independent operators have difficulty meeting environmental deadlines. While cash flow and capital availability are currently sufficient to fund operations, it will be necessary for the Company to fund any identified acquisitions with new capital which may not be available on terms acceptable to the Company.

Convenience Store Operations

In 1996, convenience store merchandise sales accounted for approximately 37% of the Company's consolidated operating revenues, and motor fuel sales at company operated convenience stores comprised approximately 53% of consolidated operating revenues. Average monthly per store merchandise sales were approximately $37,400, and average monthly convenience store motor fuel sales were approximately 48,700 gallons. Merchandise sales and gasoline gallons at comparable locations increased 4.6% and 3.9%, respectively, in 1996 from 1995 levels.

Configuration and Operations

At December 29, 1996, the Company operated 692 and franchised 10 convenience stores throughout three zones (Eastern, Central and Southern) in 15 states under the names E-Z Serve (438 locations), Majik Market (118 locations), Taylor Food Mart (76 locations), and various other names (70 locations). Of these, 223 are owned in fee and 479 are operated under long-term operating lease arrangements. Most of the stores are located in the southern United States, with the largest concentration in Florida, Louisiana, Texas and Georgia. The stores operate seven days a week; 440 are open 24 hours, and the remainder are generally open from 6 a.m. to 12 a.m. At December 29, 1996, the Company operated 567 full-size convenience stores (2000-2800 square feet), 103 mini marts (1200-2000 square feet) and 22 gas marts (400-1200 square feet). Convenience to the customer is emphasized through location of the store, accessible parking, merchandise selection, and service. The majority of the stores (661) market self-service motor fuel with 63 of the locations featuring "pay at the pump" credit card readers. The stores do not provide automobile maintenance service, nor do they sell tires, batteries, or other automotive accessories other than motor oil, antifreeze, and windshield washer fluid. Of the 661 stores that retail motor fuels, branding arrangements are as follows:
Citgo (345); Texaco (53); Diamond Shamrock (20); Conoco (8);  and unbranded
(235). Retail gasoline purchases are generally concluded inside the store where the customer is encouraged to make additional purchases. Credit card sales account for approximately 20% of total motor fuel sales.

Merchandising

Store merchandise offered for sale is selected to provide the best response to customer preferences. Each full-size convenience store typically stocks a combination of nationally recognized brands and local product selections. This product mix normally consists of food and non-food items including dry grocery items, dairy products, candy, bakery goods, alcoholic and non-alcoholic beverages, tobacco products, health and beauty aids, general merchandise and periodicals. Offerings will typically include a combination of takeout packages and immediately consumable products including coffee, fountain beverages and snacks. Other services include pay telephones, phone cards and copiers in stores where these items are economical. In addition, virtually all stores offer money order services, 481 sell lottery tickets, 247 have ATM's or scrip machines, 52 have hot food delis, 10 offer branded fast food service and 280 have cappuccino machines. Convenience stores generate higher margins than grocery stores and many other retail outlets. Monthly promotions in key categories such as beer and soft drinks are normally linked to supplier price reductions, thus providing additional value to the customer without a dramatic reduction in store margins. Advertising is conducted through local media (television, radio, newspaper) and store level signage. In 1996, the Company continued its comprehensive media advertising program in the greater New Orleans and Gulf Coast markets. This program provided for the cost to be shared between the Company and those vendors whose products were promoted. Merchandise pricing is based on consumer demand and the competitive environment within guidelines established on a cost of goods basis. Estimated sales percentages by principle categories of products sold at company operated stores in 1996 were as follows:

                                                                   1996           1995
                                                                   ----           ----
Gasoline                                                             58%            58%
Tobacco Products                                                     11             11
Beer/Wine                                                             9             10
Soft Drinks                                                           5              5
Food Service                                                          3              3
Groceries                                                             3              2
Salty Snacks                                                          2              2
Candy                                                                 2              2
Publications                                                          1              2
Health/Beauty Aids                                                    1              1
Dairy                                                                 1              1
Other                                                                 4              3
                                                                    ----           ----
                                                                    100%           100%
                                                                    ====           ====

New merchandising initiatives for 1997 include a category management approach to marketing which will utilize consumer data to determine product mix and inventory levels for items within that mix. Improved technology allows quicker, more accurate processing of information from the stores (See Management Information Systems). This information coupled with consumer data supplied by vendor partners and research firms will be used to improve both product selection and inventory turns on a store-by-store basis. Budgets for categories, and eventually, individual items within each category will be used in 1997 to measure the effectiveness of this approach.


Management and Training

Each store is staffed with a manager who is responsible for, among other things, recruiting and supervising store employees, store safety, cleanliness, inventory display, in-store advertising, customer service and reporting to the territory supervisor. Territory supervisors are generally responsible for eight to ten stores and ensure that the store managers maintain the Company's uniform standards for the above items. Further, the territory supervisor oversees the accuracy of operating results reported from the store level. In addition to their salaries, the store managers participate in a cash incentive program based on merchandise sales improvement, control of key expense items, store profitability, and customer service. The territory supervisor's incentive program is based on store-level earnings less supervisory expenses.

All newly hired store level employees are given mandatory in-store training by the store manager. This training includes customer service, safety, alcohol and tobacco sales awareness, robbery and crime prevention, and on-the-job operational issues. Employees who demonstrate managerial ability are given additional training and become qualified for promotion to store manager upon recommendation by an internal review board.


Marketer Operations

In 1996, Marketer operations accounted for approximately 8% of the Company's total revenues and average monthly motor fuel sales per location were 27,200 gallons. Motor fuel gallons sold at comparable locations decreased 0.1% in 1996 from 1995.

At December 29, 1996, the Company had 174 operating Marketer locations. The following table shows, by state, the operating locations selling motor fuels under the E-Z Serve brand or under a major brand:

                                           E-Z Serve            Major Brand            Total
                     State                 Locations             Locations           Locations
                 ----------------          ---------            -----------          ---------
                 Kentucky                          7                    1                   8
                 Louisiana                        24                   47                  71
                 Mississippi                       9                    7                  16
                 Ohio                             32                    -                  32
                 Oklahoma                          7                    1                   8
                 Texas                            15                   12                  27
                 Nine Other States                10                    2                  12
                                                 ---                  ---                 ---
                 Total                           104                   70                 174
                                                 ===                  ===                 ===

Of the 70 major brand locations, 40 are Conoco, 25 are Chevron and 5 are CITGO.

Gasoline Sales Station Agreements

At the majority of its Marketer outlets, the Company entered into gasoline sales station agreements ("GSSA") with independent operators of convenience stores and other retail facilities pursuant to which the Company installs equipment used for the sale of retail gasoline products. Historically, a GSSA had a term of ten years with two five-year renewals at the option of the Company. Under a GSSA, the operator of the facility provides all labor necessary for gasoline sales. A GSSA also provides that the operator of the facility receive compensation under various terms, normally based on gallons sold or a percentage of gross profit margin. The Company is responsible for all maintenance costs to its equipment during the term of the agreement and has the right to remove its equipment from the premises upon termination of the GSSA.

Downsizing the Marketer Business

In 1991, the Company evaluated the strategic importance and profit contribution potential of each of its Marketer locations. As a result of this study, the Company offered for sale all of its California and Arizona locations, as well as selected locations in several other states. Between 1992 and 1996, the Company sold 92 of these locations for a combination of cash and notes totaling approximately $2,960,000 and closed an additional 194 locations. Closed locations, if unsalable, are abandoned after completion of any environmental clean-up obligations. In certain circumstances, the Company retains fuel supply commitments on sold locations and lease payment commitments on vacated locations. At December 29, 1996, the Company had two fuel supply commitments. The Company is currently discussing the sale of the Marketer business with several potential buyers.


Seasonal Trends

Traditionally, motor fuel sales volumes are higher between April and September and peak in July and August. Convenience store merchandise sales follow a similar pattern, but the swings are not as dramatic. This seasonality at the Company's locations is diminished somewhat compared to national norms since most of the Company's convenience stores are located in the southern U.S. where the climate is temperate. As stated previously, the Company's ongoing strategy of increasing the proportion of gross profit from merchandise sales should also help moderate seasonal variations. However, it is likely that the Company will continue to experience higher revenues and profit margins in the second and third quarters than in the first and fourth.


Suppliers

During 1996, the Company purchased approximately 49% of its store merchandise from one large wholesale supplier under a seven-year agreement which expires in December 2001. This relationship allows the Company to enhance rebate and purchase discount programs provided by national brand manufacturers. Additionally, the Company believes that it receives better pricing and greater flexibility with product quantities and mix. Certain products such as alcoholic beverages, soft drinks, dairy products, and baked goods are purchased directly from either local suppliers or from the manufacturers' distribution networks due to legal and trade restrictions and industry practice concerning the distribution of these products. These suppliers typically have their own distribution networks and quality control systems.

Motor fuel supply is obtained from two primary sources. Locations that sell motor fuels under a major brand are supplied through term agreements with major oil companies. These agreements provide reliable, but not guaranteed, product supply, competitive pricing (i.e. posted rack which is related to the spot market), national advertising support, associated brand recognition, and customer perception of quality. The major oil companies also provide continuing support for location upgrades and credit card programs which enhance fuel sales. Locations that sell motor fuels under the Company's trade names (primarily E-Z Serve and Majik Market) obtain product on a spot basis based upon the lowest rack price postings at terminals located near these outlets.
At December 29, 1996, approximately 65% of the Company's motor fuel supply requirement was under contract with five branded suppliers, but the Company has available, and utilizes, over 40 suppliers. The Company discontinued the private transport of motor fuel for its own account in May, 1995. All motor fuel supply is now transported by contracted common carriers from refineries or product terminals to the Company's retail locations.

There are alternative wholesale merchandise supply sources available to the Company and management believes that merchandise supply is stable and that other sources could be obtained if necessary. Motor fuel suppliers in recent years have had no difficulty meeting the Company's needs; however national or international events could cause a supply interruption which, if extended in duration, could have a material adverse effect on the Company's operations and earnings.


Competition

The Company's business, particularly motor fuel sales, is highly competitive. In the convenience store merchandise market, the primary competitors are locally operated convenience or grocery stores (in rural areas) and national or regional chain operators (in urban areas). Most convenience stores market similar classes of products, typically stocking over 3,000 items. Competitive factors include location, advertising, product mix and presentation, promotions, pricing, and customer service. The Company has established policies and procedures which address each of these areas, and, as properly implemented by its management team, allow the Company to effectively compete in its markets.

Motor fuel competitors include local dealers and jobbers, independent retailers, independent and chain convenience stores, and integrated oil companies. The principal competitive factors affecting the Company's business are location, product price and quality, facility appearance, and brand identification. Product differentiation is problematic except in the case of specific brand preferences. Since most locations offer similar equipment and service levels, it is difficult to create a perceived value enhancement for the Company's products. Accordingly, gasoline marketers tend to compete primarily on the basis of price. Prices are typically advertised on highly visible signage, thus offering the customer the opportunity to compare and shop prices at competing locations while still in his or her car. These factors tend to make motor fuel prices much less stable than convenience store merchandise prices.

The Company believes that several additional factors allow it to operate competitively. First, by operating 692 stores, the Company spreads its corporate overhead over more locations than smaller chains. Secondly, as the Company has grown in size, it has reduced its product cost through discounts and rebates associated with volume purchasing. Lastly, in areas such as New Orleans and the Florida Panhandle, where the Company is a market share leader, the Company can effectively employ media advertising campaigns intended to increase sales.


Employees

At December 29, 1996, the Company employed 4,845 people (including part-time employees), of which 4,460 were employees in convenience stores, 117 were in territory supervision, and 268 were in management, administrative, and clerical positions. The Company is not party to any collective bargaining agreements and has experienced no work stoppages or strikes as a result of labor disputes. The Company experiences the high rate of turnover of store employees that is common in the convenience store industry. The Company provides competitive wage scales and benefits, and considers relations with employees to be satisfactory.


Management Information Systems

In 1994, the Company implemented a three-phase plan to upgrade its information
systems.   Phase I involved the installation of home office hardware and software to serve as the foundation for the new system. Phase II, which was completed in early 1996, included the installation of personal computers at all store locations. With the personal computers, store managers now input operating results and transmit daily to the corporate office for processing. Further, this system allows the Company to control prices electronically at the zone level rather than manually at the store level and provides for quicker decimination of information to decision-makers. In addition, all field operating management have computers that can transmit or retrieve data from the host system in the corporate office. Phase II also provided the necessary base hardware and software for future implementation of point-of-sale ("POS") product management.

Phase III will entail the installation of POS hardware (e.g. cash registers integrated to the personal computer and additional price look up capability and possibly scanners) and software. When completed, this phase will provide enhanced product category sales management, significantly enhance inventory controls and reduce the store personnel's clerical requirements thereby allowing each store to direct more attention to sales and profitability. Initial implementation of Phase III is expected by the end of 1997.

During 1996 and early 1997, the Company also installed software in the personal computers to print money orders and payroll checks at the stores. This eliminates the cost of separate money order dispensers and the need to maintain money order stock at the stores. The printing of weekly payroll checks at the stores eliminates the cost of overnight mailing from the corporate office.


Trademarks

The trade names "E-Z Serve," "Majik Market", "Taylor Food Marts", "Time Saver", and "Jr. Food Stores" are registered with the U.S. Patent and Trademark Office. The Company believes that these service marks are of significant value in the promotion of the Company's business.


Government Regulation

Regulation of Underground Storage Tanks

At December 29, 1996, the Company owned approximately 2,600 underground storage tanks ("USTs") that are used for the storage of refined products at its retail units. The ownership and/or operation of USTs is subject to federal, state, and local laws and regulations. Federal regulations issued in 1988 establish requirements for (i) maintaining leak detection systems, (ii) upgrading tank systems, (iii) taking corrective action in response to leakage, (iv) closing tanks to prevent future leakage, (v) keeping appropriate records, and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from leakage. These regulations provide that the states may take primary responsibility for administering and enforcing regulatory programs by adopting requirements that are at least as stringent as the federal standards. Several states in which the Company operates or has operated (i.e., California) have adopted programs that are more stringent than the federal requirements. Violations of the federal regulations may be subject to enforcement orders by the Environmental Protection Agency ("EPA") or the applicable state agency, as the case may be, and owners and operators of USTs who fail to comply with an EPA order alleging a violation of the regulations may be subject to a $25,000 per day civil penalty. A civil penalty of $10,000 per tank per day may also be imposed by the EPA upon any UST owner who knowingly fails to file any required notification forms or submits false information with respect thereto or who fails to comply with any requirement or standard promulgated by the EPA under these federal regulations. In some situations, the Company can be liable for cleanup costs, even if the contamination resulted from previous conduct of the Company that was lawful at the time, or from improper conduct of, or conditions caused by, previous property owners, lessees or other persons not associated with the Company. From time to time, claims are made and litigation is brought against the Company under these and other laws.

Each UST is governed by different sections of the regulations which allow for implementation of these requirements during varying periods of up to ten years based on type and age of the individual UST. All new tanks must be corrosion protected, overfill/spill protected, and have leak detection when installed. All existing USTs must be upgraded to provide corrosion and overfill/spill protection by December 22, 1998. The existing USTs can meet corrosion standards by complying with the standards applicable to new tanks or by being protected on the interior with an approved coating or a cathodic protection system. Additionally, all USTs had to meet leak detection standards by December 22, 1993. The Company has chosen, in most cases, to meet the leak detection requirements by utilizing Statistical Inventory Reconciliation with daily inventory reconciliations. At December 29, 1996, the Company was in complete compliance with leak detection standards and 50% completed with the tank upgrade requirements. The Company estimates that it will make capital expenditures of $3,183,000 and $2,641,000 in 1997 and 1998, respectively, to be in full compliance with the regulations by the 1998 deadline.

Additionally, the Company estimates that the total future cost of performing remediation on contaminated sites will be approximately $41,588,000, of which approximately $34,180,000 is expected to be reimbursed by state trust funds. Also, the Company anticipates incurring approximately $2,331,000 for the costs of removing USTs at abandoned locations. During 1995, the Company entered into an agreement with an environmental consulting firm whereby the consulting firm assumes responsibility for the cleanup of contaminated sites at approximately 80% of the Company's locations. Under this agreement ("Direct Bill Agreement"), the consulting firm remediates the sites at its cost and files for reimbursement from the state. The Company experiences no cash cost for these sites, other than the cost of the deductible, unless the state does not reimburse the consulting firm within a period of twenty-four months in which case the Company is obligated to reimburse the consulting firm. With the Direct Bill Agreement, assuming full reimbursement by the states to the consulting firm, the future cash cost to the Company for remediating contaminated sites decreases to approximately $9,446,000, of which, approximately $5,396,000 is expected to be reimbursed by state funds. At December 29, 1996, for work largely completed prior to the Direct Bill Agreement, the Company had completed the necessary remediation and has reimbursement claims totaling approximately $7,371,000 with the various states in which it operates.

The assumptions related to the cost estimates and viability of state trust funds may not prove accurate, and, unanticipated events and circumstances may occur. Therefore, the actual cost of complying with these requirements may be substantially lower or higher than the estimated costs.

The Company is required under EPA regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from leakage from USTs. The Company has elected to satisfy this requirement by the authorized alternative of self-insuring. In addition, the Company must comply with the necessary Occupational Safety and Health Administration regulations and the regulations of various state agencies, including air quality control boards. The Company has an environmental department that is responsible for management and adherence to local, state, and federal environmental regulations.

Other Regulations

The sale of alcoholic beverages by the Company is subject to the approval of state and local regulatory agencies, which approval can be revoked if substantial or persistent noncompliance with regulations governing the sale of alcoholic beverages occurs. In addition, retailers of alcoholic beverages may be held liable for damages caused by individuals that become intoxicated from consuming beverages purchased from the retailer. Although the Company has experienced no material liability to date, and has installed policies and procedures to lessen the potential exposure, there can be no assurance that any future liability that may arise will not have a material adverse effect on the Company's operations and earnings.

The U.S. Food and Drug Administration, along with state and local governments, has undertaken a high degree of enforcement activity with regard to the sale of certain tobacco products to underage persons. Although the Company has experienced no material liability to date, substantial or persistent noncompliance with regulations concerning such sales could lead to revocation of tobacco sales licenses.

Executive Officers


The following named persons serve as executive officers of the Company as of March 31, 1997:


        Name                            Age                         Position
----------------------                  ---            ------------------------------------
Neil H. McLaurin                         52            Chairman of the Board and
                                                       Chief Executive Officer

Kathleen Callahan-Guion                  45            President and
                                                       Chief Operating Officer

John T. Miller                           50            Senior Vice President, Chief
                                                       Financial Officer, and Secretary

Harold E. Lambert                        58            Vice President - Legal and
                                                       Assistant Secretary


A brief description of each executive officer is provided below:

Neil H. McLaurin has been Chairman of the Board of Directors and Chief Executive Officer of the Company since October 1990. He also served as President of the Company from October 1990 until March 1997. From 1988 to 1990, Mr. McLaurin served as a consultant for L. B. Consulting Co., an investment company in Houston, Texas. From 1966 to 1988, Mr. McLaurin was employed by Tenneco, Inc., an integrated oil and gas company, in various positions, including Vice President of Wholesale Marketing from 1987 to 1988, and Vice President of Retail Marketing from 1983 to 1987.

Kathleen Callahan-Guion has been President and Chief Operating Officer of the Company since March 1997. From 1979 to 1997 Ms. Callahan-Guion was employed by The Southland Corporation, a convenience store chain, in various operating positions of increasing responsibility including the most recent position of Vice President, Chesapeake Division. From 1969 to 1979 Ms. Callahan-Guion was employed by Jewel Food Stores in various positions including Service Manager.

John T. Miller has been Senior Vice President, Chief Financial Officer, and Secretary of the Company since May, 1989. Mr. Miller's previous experience was as Controller for GOTCO Ltd., a worldwide manufacturer and marketer of lubricants, from 1984 to 1989; in various positions including Assistant Controller for exploration and production of Gulf Oil Corporation from 1974 to 1984; and as a senior auditor with Ernst & Young LLP from 1971 to 1974.

Harold E. Lambert has been Vice President - Legal, and Assistant Secretary of the Company since August, 1992. Mr. Lambert's prior experience includes serving as Vice President and Corporate Counsel of EZCON prior to EZCON's acquisition by the Company, ten years as General Counsel for Munford, Inc., a New York Stock Exchange listed company which owned and operated 800 convenience stores, and positions with Service Merchandise Company, Top Value Enterprises, and the National Soft Drink Association.

ITEM 2.  PROPERTIES

Substantially all property and equipment owned by the Company is subject to liens under various collateral agreements with its lenders.


Convenience Stores

The Company leases the real property and owns the equipment at 479 of its convenience store locations and owns in fee simple the real property, improvements and equipment at 223 of its locations. The leases generally have initial terms of 10 years with two five-year renewals at the option of the Company. At December 29, 1996, the Company estimates the average remaining term of its convenience store leases, including option periods, to be approximately eleven years.

Marketer Locations

The Company owns and maintains substantially all of the equipment (including storage tanks, piping, pumps, meters, canopies, signs, lighting, wiring, and remote control consoles) used to sell refined motor fuels at its Marketer locations. The Company is granted certain rights to operate and maintain access to this equipment under marketing agreements with the owners or operators of the individual locations. At December 29, 1996, the Company estimates the average remaining term of its Marketer leases to be less than three years.

Corporate Offices

The Company's corporate offices are located in northwest Houston, Texas where it leases approximately 39,000 square feet of office space through November 2002. All of the principal executive, accounting and administrative functions are conducted at the Houston location.


ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in various lawsuits incidental to its businesses. The Company's internal legal counsel monitors all such claims, and the Company has accrued for those which it believes are probable of payment. In management's opinion, an adverse determination against the Company or any of its subsidiaries relating to these suits would not have a material adverse effect on the Company and its subsidiaries, taken as a whole. In the case of administrative proceedings related to environmental matters involving governmental authorities, management does not believe that any imposition of monetary sanctions would exceed $100,000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 29, 1996.

                                   PART II


ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS


Market Information for Common Stock

The Company's common stock, par value $0.01 per share ("Common Stock"), is traded on the American Stock Exchange (Symbol: EZS). The following table reflects the range of high and low sales prices by quarter as reported by the American Stock Exchange from December 26, 1994 through December 29, 1996.


                                                                                1996
                                                                    ---------------------------
                                                                       High              Low
                                                                    ----------        ---------
First Quarter . . . . . . . . . . . . . . . . . .                   $1 7/16          $1 3/16
Second Quarter  . . . . . . . . . . . . . . . . .                    2 3/8            1 1/4
Third Quarter . . . . . . . . . . . . . . . . . .                    2 11/16          1 11/16
Fourth Quarter  . . . . . . . . . . . . . . . . .                    1 7/8            1 1/16


                                                                                1995
                                                                     --------------------------
                                                                       High              Low
                                                                     ---------        ---------
First Quarter . . . . . . . . . . . . . . . . . .                   $1 1/2           $15/16
Second Quarter  . . . . . . . . . . . . . . . . .                    1 7/16           15/16
Third Quarter . . . . . . . . . . . . . . . . . .                    1 3/4            15/16
Fourth Quarter  . . . . . . . . . . . . . . . . .                    1 7/16           1 1/4


Holders of Record

At February 28, 1997, there were approximately 195 holders of record of the Common Stock.


Dividends

The Company has never declared dividends on its Common Stock. The Company is restricted from paying dividends by certain of its bank debt covenants (see
Note 6 - Long-Term Obligations and Credit Arrangements in the Notes to Consolidated Financial Statements). The Company intends to retain any earnings for internal investment and debt reduction, and does not intend to declare dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial information derived from the audited Consolidated Financial Statements of the Company, and should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto (Item 8 herein) and Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7 herein):

                                                                           Year Ended (a)
                                         --------------------------------------------------------------------------------

                                          December 29,     December 31,     December 25,     December 26,    December 27,
                                              1996             1995             1994             1993            1992
                                         -------------     ------------     ------------     ------------    ------------
                                                                  (In thousands, except per share data)
OPERATIONS: (b)(c)
Revenues                                    $861,642        $748,152         $563,191         $605,695       $ 434,314
Income (loss) from operations               $(15,075) (d)   $  5,264         $  5,087         $  3,329       $ (25,664)(d)
Fully diluted earnings (loss)
  per common and common
  equivalent share                          $   (.23)       $    .07         $    .07         $    .05        $  (2.62)

ASSETS: (b)(c)
Current assets                              $ 64,887        $ 81,355         $ 55,712         $ 44,112        $ 51,075
Current liabilities                         $ 73,606        $ 79,707         $ 48,138         $ 44,655        $ 46,030
                                            --------        --------         --------         ---------       --------
Working capital (deficit)                   $ (8,719) (g)   $  1,648 (f)     $  7,574 (e)     $   (543)       $  5,045
                                            ========        ========         ========         =========       ========
Total assets                                $240,405        $263,346         $150,554         $126,645        $140,979
                                            ========        ========         ========         =========       ========

LONG-TERM OBLIGATIONS AND EQUITY:  (b)(c)
Long-term obligations:

  Long-term debt                            $ 72,395        $ 76,157 (h)     $ 14,627        $  15,867 (h)    $ 44,639
  Indebtedness to related parties                  -              25              25                25           4,541
  Other long-term obligations               $ 39,120        $ 37,297 (i)     $ 25,189 (i)    $  11,541 (i)    $ 15,134
                                            --------        --------         --------        ----------       --------
Total long-term obligations                 $111,515        $113,479         $ 39,841         $ 27,433        $ 64,314
                                            ========        ========         ========         =========       ========
Stockholders' equity                        $ 55,284        $ 70,160         $ 62,575         $ 54,557 (j)    $ 30,635
                                            ========        ========         ========         =========       ========

(a) The Company's fiscal year ends on the last Sunday on or before December 31. This normally provides a 52-week fiscal year, but occasionally (e.g. 1995) provides a 53-week fiscal year.

(b) The increases in 1993 operations reflect the Taylor (March, 1992) and EZCON (July, 1992) acquisitions. The increases in 1995 and 1996 operations and 1995 assets and liabilities reflect the Time Saver (January, 1995) and SJS (July, 1995) acquisitions. The 1996 assets include an SFAS 121 impairment provision related to the write-down of EZPET to fair value.

(c) Certain amounts in prior years have been reclassified to conform to the presentation used in 1996.

(d) The operating loss in 1992 includes non-recurring charges against operations of $19,007,000. The 1996 operating loss includes non-recurring charges against operations of $10,272,000.

(e) The increase in working capital reflects a decrease in current portion of long-term debt due to the January, 1995 refinancing, and an increase in receivables from settlements reached with certain of the Company's insurance carriers regarding California environmental claims.

(f) The decrease in working capital in 1995 reflects the increase in current maturities from the new debt related to the Time Saver and SJS acquisitions and the collection of receivables discussed in (e).

(g) The decrease in working capital in 1996 primarily reflects principal payments on the Term Loan and an increase in the current portion of long term debt.

(h) The decrease in 1993 reflects the April 1993 debt restructuring and the increase in 1995 reflects the new debt related to the Time Saver and SJS acquisitions.

(i) The decrease in 1993 is due to conversion of EZCON redeemable preferred stock into the Company's Common Stock. Prior to 1994, the Company accounted for environmental liabilities net of state trust fund reimbursement; the increase in 1994 is due to reporting gross environmental liabilities and receivables, and the increase in 1995 is due to the Time Saver and SJS acquisitions.

(j) The increase in 1993 reflects issuance of Common Stock and Preferred Stock of the Company to effect the Taylor and EZCON acquisitions.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following is Management's discussion and analysis of certain significant factors which have affected the Company's results of operations and balance sheet during the periods included in the accompanying consolidated financial statements:

                             Results of Operations
       (In thousands except store counts, per gallon prices and margins)

                                                                                Year Ended
                                                          ------------------------------------------------------
                                                          December 29,         December 31,         December 25,
                                                              1996                 1995                 1994
                                                          ------------          -----------         ------------
CONVENIENCE STORE OPERATIONS (1)
---------------------------------
    Merchandise:
         Average number of merchandise
           stores during the period                               704                  618                     463
         Merchandise sales                                   $316,318             $267,045                $181,129
         Merchandise sales per location
           per month                                         $   37.4             $   36.0                $   32.6
         Gross profit                                        $ 92,704             $ 82,833                $ 54,925
         Gross profit per location
           per month                                         $   11.0             $   11.2                $    9.9
         Gross profit percentage                                29.31%               31.02%                  30.32%

    Motor Fuels:
         Average number of motor fuel
           stores during the period                               678                  574                     415
         Gallons sold                                         396,568              353,430                 274,238
         Gallons sold per location
           per month                                             48.7                 51.3                    55.1
         Revenues                                            $459,705             $382,038                $282,530
         Price per gallon                                    $  1.159             $  1.081                $  1.030
         Gross profit                                        $ 46,302             $ 46,183                $ 32,839
         Gross profit per gallon                             $ 0.1168             $ 0.1307                $ 0.1197
         Gross profit per location
           per month                                         $    5.7             $    6.7                $    6.6

MARKETER OPERATIONS (2)
-----------------------
    Average number of operating
      locations during the period                                 189                  228                     258
    Gallons sold                                               61,748               73,333                  83,418
    Gallons sold per location
      per month                                                  27.2                 26.8                    26.9
    Revenues                                                 $ 73,174             $ 82,006                $ 90,926
    Price per gallon                                         $  1.185             $  1.118                $  1.090
    Gross profit (3)                                         $  7,329             $  9,853                $ 11,629
    Gross profit per gallon                                  $  0.119             $ 0.1343                $ 0.1394
    Gross profit per location
      per month                                              $    3.2             $    3.6                $    3.8

--------------------------------------------------------------------------------


(1) At December 29, 1996, there were 692 company operated convenience stores (661 of which sold motor fuels) and 10 franchised convenience stores.
(2)      Represents non-company operated motor fuel retail outlets.
(3) Gross profit is shown before deducting compensation paid to operators of locations not operated by the Company of $3,336, $4,579 and $4,503 for the years 1996, 1995 and 1994, respectively.

The following table sets forth the percentage to total revenue of certain items in the Consolidated Statements of Operations:

                          Percentage of Total Revenue

                                                                              Year Ended
                                                          --------------------------------------------------
                                                          December 29,       December 31,       December 25,
                                                              1996               1995               1994
                                                          ------------       ------------        -----------
Revenues:
    Motor fuels                                                61.8%              62.0%              66.3%
    Convenience store                                          36.7               35.7               32.2
    Other income                                                1.5                2.3                1.5
                                                              -----              -----               ----
                                                              100.0              100.0              100.0
                                                              -----              -----               ----

Costs and Expenses:
    Cost of sales:
         Motor fuels                                           55.6               54.6               58.5
         Convenience store                                     26.0               24.6               22.4
Operating expenses                                             13.6               13.5               12.8
Selling, general, and administrative
  expenses                                                      3.1                3.5                3.6
Depreciation, amortization and asset
  impairment                                                    2.5                1.9                1.0
Interest expense                                                1.0                0.8                0.3
                                                              -----              -----              -----
                                                              101.8               98.9               98.6
                                                              -----              -----              -----
    Income (loss) before income taxes                          (1.8)               1.1                1.4
Income tax expense                                               -                 0.1                 -
Provision in lieu of taxes                                       -                 0.3                0.5
                                                              -----              -----              -----

    Net Income (loss)                                          (1.8)               0.7                0.9
                                                              =====              =====              =====

Overview

The Company reported a net loss of $15,075,000 and net income of $5,264,000 and $5,087,000 for the years ended December 29, 1996, December 31, 1995, and December 25, 1994, respectively. Included in the net loss for fiscal year 1996, is $10,272,000 of non-recurring expense items, $8,870,000 of which were non-cash. These items include an additional asset impairment provision pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS 121") and other costs of $7,393,000 related to the write-down of EZPET to fair value and the accrual of $2,879,000 for severance and other restructuring costs. Fiscal 1995 included a non-recurring gain of $3,614,000 (net of tax effect) related to insurance settlements in the Company's favor. In addition, in the fourth quarter of 1995, the Company adopted SFAS 121; as a result, 1995 included an asset impairment provision of $2,706,000 (net of tax effect) related to certain of the Company's fixed asset groups. Fiscal 1994 included $700,000 (net of tax effect) for a non-recurring gain from insurance settlements. Without these non-recurring items, net income (loss) in 1996, 1995, and 1994 would have been $(4,803,000), $4,356,000, and $4,387,000, respectively. Revenues, operating expenses and depreciation expenses increased in 1996 reflecting a full year of operations from the SJS acquisition.
Interest expense also increased in 1996 resulting from the additional debt associated with the Time Saver and SJS acquisitions. Revenues and operating expenses increased in 1995 from the 1994 levels due to the acquisition of Time Saver and SJS.

Operating Gross Profit

Convenience store merchandise sales increased 18.5% in 1996 compared to 1995 primarily due to the acquisition in July 1995 of SJS. Merchandise sales per location increased 3.9% over 1995, principally due to the acquisition of SJS stores which have higher per store average merchandise sales, and partially due to the Company's on-going program of closing or selling under-performing locations. In 1995, total merchandise sales increased 47.4% from 1994 due to the acquisitions of Time Saver and SJS. Management's goal has been, since 1992, to increase the revenue contribution from convenience store merchandise which has higher and less volatile profit margins than motor fuel. For 1996, merchandise revenue comprised 36.7% of the Company's total revenue as compared to 35.7% for 1995 and 32.2% for 1994.

The merchandise gross profit margin decreased to 29.31% in 1996 from 31.02% in 1995, reflecting a shift by the Company to a more aggressive pricing strategy designed to increase customer traffic count. The 1995 margin increase to 31.02% was principally due to the addition of Time Saver and SJS which increased the Company's purchasing power, thereby increasing the amount of volume discounts and rebates. Merchandise sales at comparable stores increased 4.6% and 0.2% in 1996 and 1995, respectively.

In 1996, gross profit per gallon of motor fuel sold at convenience stores decreased 10.6% to 11.68 cents per gallon from 13.07 cents per gallon in 1995, and total gross profit per location from motor fuel sales decreased 14.9%. These reductions were due to lower industry margins resulting from increased wholesale prices caused by higher crude costs and lower than normal gasoline inventories. Due to competitive pressures, the Company was not able to fully reflect these increased costs in its selling prices. During 1995, motor fuel gross profit per gallon increased 9.2% to 13.07 cents per gallon, primarily due to more favorable market conditions. The average number of gallons sold per location decreased 5.1% in 1996 and 6.9% in 1995, primarily due to the acquisition of Time Saver and SJS which sell lower volumes per store. However, motor fuel gallons sold at comparable stores increased 3.9% and 0.2% in 1996 and 1995, respectively.


Other Income

Other income (which includes money order sales income, gross profit from the sale of lottery tickets, telephone commissions, rental income, interest income, franchise fee income, and other) decreased 27.1% as compared to 1995, primarily due to reduced franchise fee income and a 1995 non-recurring gain of $5,475,000 ($3,614,000 net of tax effect) from favorable insurance settlements related to the Company's California locations.


Expenses

In 1996, operating expenses increased 16.2% from 1995, due primarily to the increased number of average operating locations. Operating expenses, as a percentage of total revenues, were 13.6% in 1996 as compared to 13.5% in 1995 and 12.8% in 1994. These increases were principally attributable to the Time Saver and SJS acquisitions because those stores, on average, have a higher percentage of revenue derived from merchandise sales and therefore, are more labor intensive than the average of the Company's stores prior to the acquisitions.

Selling, general and administrative expenses increased $100,000, or 0.4%, in 1996 over 1995 and $6,019,000 or 29.6%, in 1995 over 1994. The increase in
1996 is primarily due to $2,029,000 of severance and other restructuring costs. Without these non-recurring expenses, S G & A expenses would have decreased by 7.3% in 1996 primarily due to cost reductions associated with the new corporate system and lower incentive bonuses. The increase in 1995 over 1994 reflects the Time Saver and SJS acquisitions.

Depreciation, amortization and asset impairment expense increased $7,101,000 or 48.8% in 1996 from 1995 primarily due to an additional SFAS 121 impairment provision of $7,146,000 resulting from the write-down of EZPET to fair value. Depreciation and amortization expense increased $4,694,000, or 81.4%, in 1995 from 1994 primarily due to the Time Saver and SJS acquisitions. The 1995 amount also includes a $4,100,000 asset impairment resulting from the adoption of SFAS 121.

Interest expense in 1996 increased $2,677,000 or 45% as compared to 1995; and increased $4,324,000 or 265% in 1995 as compared to 1994, due to the increased level of outstanding debt as a result of the Time Saver and SJS acquisitions.


Inflation

The Company believes inflation has not had a material effect on its results of operations for the past three years. The Company does, however, experience short term fluctuations in its motor fuel gross profit margins as a result of changing market conditions for the supply and demand of gasoline.


Liquidity and Capital Resources

The following table sets forth key balance sheet amounts and corresponding ratios for periods included in the accompanying consolidated financial statements:


                                                                December 29,              December 31,
                                                                    1996                      1995
                                                                ------------              ------------
Current assets  . . . . . . . . . . . . . . . . .                $64,887,000               $81,355,000
Current liabilities . . . . . . . . . . . . . . .                $73,606,000               $79,707,000
Current ratio . . . . . . . . . . . . . . . . . .                     0.88:1                    1.02:1

Long-term obligations (including
 related parties and other) . . . . . . . . . . .                72,395,000                $76,182,000
Stockholders' equity  . . . . . . . . . . . . . .                55,284,000                $70,160,000
Debt to equity ratio  . . . . . . . . . . . . . .                    1.31:1                     1.09:1

Common shares outstanding . . . . . . . . . . . .                69,119,530                 67,854,159


Liquidity

Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. Receivables relate to undeposited sales by Marketers, credit card sales, lottery and lotto redemptions, manufacturer rebates and other receivables. In addition, the Company finances its inventory requirements primarily through normal trade credit terms. This condition allows the Company to operate with a low level of cash and working capital. The Company had a working capital deficit of $8,719,000 at December 29, 1996, as compared to $1,648,000 of positive working capital at year end 1995. The change is primarily due to $6,011,000 in principal payments on the Term Loan and an increase in the current portion of long term debt. As of December 29, 1996, EZCON had $8,971,000 available on its bank line of credit.

During 1996, the Company received the following major non-recurring cash proceeds: sale of fixed assets of $1,146,000 and proceeds from legal settlements of $784,000. Major non-recurring expenditures included:
$12,083,000 for capital and environmental equipment; $2,512,000 for environmental remediation; and $808,000 for removal of underground storage tanks.

Approximately 62% of the Company's revenues are derived from motor fuel sales and, because the Company acquires 100% of its product on a virtual spot basis, gross margins are subject to sudden changes whenever a disproportionate movement between purchase costs and retail selling prices occurs. Frequently these movements are not in line with each other, which leads to unusually wide or narrow margins. In addition, attempts by the major oil companies to gain market share have placed added pressure on the margins and volumes of independent marketers. Without stability in the marketplace, the Company may temporarily experience operating results that are unprofitable before considering depreciation and debt service.

The Company believes that cash flow from operations and available working capital will provide the Company with sufficient liquidity to conduct its business in an ordinary manner. However, unanticipated events or a prolonged motor fuel margin squeeze could occur which may cause cash shortfalls to exist and require the Company to borrow on its revolving line of credit to a greater extent than currently anticipated, to seek additional debt financing or to seek additional equity capital which may or may not be available. In addition, in accordance with the terms of the C & G Agreement - Amendment No. 2 (see Capital Resources), the Company has the option to apply a portion of the proceeds received from sales of assets to the July 1997 and January 1998 scheduled principal payments.


Capital Resources

As discussed in Note 6 - Long-Term Obligations and Credit Arrangements in the Notes to Consolidated Financial Statements, on January 17, 1995, EZCON entered into a Credit and Guaranty Agreement ("C & G Agreement") with a group of banks (the "Lenders") including Societe Generale as the agent (the "Agent"). The C & G Agreement provided for a term loan of $45,000,000 ("Term Loan") and a $15,000,000 revolving line of credit ("Revolver"). At closing, the Term Loan was fully drawn and the proceeds were used (a) to repay in full the outstanding amounts owed under the Company's previous credit agreement, (b) to finance the initial payment for the Time Saver acquisition, and (c) for working capital purposes. On July 21, 1995, the C & G Agreement was amended whereby the Lenders increased the Term Loan available to the Company to $60,400,000. The Company fully drew the additional $15,400,000 and the proceeds were used for the acquisition of SJS. With the acquisition, the Company assumed the indebtedness of SJS. On October 2, 1995, the C & G Agreement was amended and restated ("Amended C & G Agreement") wherein the Term Loan was increased to $80,000,000 and the Revolver was increased to $25,000,000. The Company drew the additional $19,600,000 available on the Term Loan and used the proceeds to retire the outstanding debt of SJS.

As a result of financial covenant violations incurred by the Company in 1996, an amendment to the Amended C & G Agreement ("C & G Agreement - Amendment No. 2") was entered into on March 27, 1997. Under the terms of the C & G
Agreement - Amendment No. 2, the Term Loan and the Revolver mature on October 1, 1998. Both loans bear interest at the prime rate plus 1.75%, and, with proper notice to the Agent, both can be converted to LIBOR loans at LIBOR plus 3.0%.


The Company made principal payments of $2,000,000, $3,550,000 and $3,550,000 in January 1996, July 1996, and January 1997, respectively. In addition, in accordance with the terms of the Amended C & G Agreement, proceeds from the sale of assets provided additional principal payments of $461,000 in 1996 and $70,000 in 1997. The outstanding Term Loan balance as of March 31, 1997 was $70,369,000. The Term Loan requires additional semi-annual principal payments of $4,820,000 on July 24, 1997, $5,780,000 on January 24, 1998 and $6,280,000 on July 24, 1998. Also,
the C & G Agreement - Amendment No. 2 requires that 100% of certain transaction proceeds, as defined, be immediately applied as a mandatory prepayment of the Term Loan in the inverse order of maturity. However, 50% of the first $10,600,000 of any asset sales can be applied pro rata to the scheduled Term Loan principal payments due July 1997 and January 1998. Further, in accordance with the C & G Agreement - Amendment No. 2, the aggregate outstanding principal amount of the Term Loan must be reduced to $60,000,000 by September 30, 1997, $55,000,000 by December 31, 1997 and $45,000,000 by February 28, 1998. In
order to facilitate these reductions, the Company plans to divest certain locations outside of its primary market area. Discussions are currently being held with interested parties regarding these divestitures.

The Revolver can be used for working capital purposes and for issuance of a maximum of $15,000,000 of letters of credit. The Revolver has a "clean-down" provision whereby, under the C & G Agreement - Amendment No. 2, during a five consecutive calendar day period of each calendar month, the aggregate outstanding borrowing cannot exceed certain defined levels. At December 29, 1996, there were $5,200,000 of the outstanding borrowings under the Revolver and there were $9,845,000 of outstanding letters of credit issued primarily for workers compensation claims. The Term Loan and Revolver are secured by the Company's pledge of all of the capital stock of its subsidiaries. Further, the C & G Agreement - Amendment No. 2 grants the Lenders, among other things, a security interest in substantially all of the Company's real property, buildings and improvements, fixtures, equipment, inventories and receivables. Provisions of the C & G Agreement - Amendment No. 2 require the Company to remain within the limits of certain defined financial covenants, and impose various restrictions on distributions, business transactions, contractual obligations, capital expenditures and lease obligations.

On January 27, 1997, the Company entered into a Securities Purchase Agreement, ("Purchase Agreement") whereby the Company issued and sold 140,000 shares of Series H Preferred Stock to one of its major stockholders. Net proceeds of $8,359,000 from the sale were used to redeem all of the Company's 75,656 outstanding shares of Series C Preferred Stock and net proceeds of $5,081,000 were used for general corporate purposes, including paying down a portion of amounts outstanding under the Company's Revolver.

Due to capital constraints brought about largely by operating losses and by the environmental expenditure requirements discussed above, the Company was unable to properly upgrade its facilities prior to 1994. However, as a result of improved operating results, the Company made discretionary capital expenditures of $7,768,000, $10,936,000, and $4,682,000 in 1996, 1995, and 1994,
respectively. However, according to the terms of the Amended C & G Agreement, if projected levels of profitability are not maintained, the Company's capital expenditures can be constrained. In this regard, based on reduced cash flow in 1996, discretionary capital expenditures were essentially halted in mid-year and remain constrained. Although this curtailment will reduce the intended level of high return discretionary expenditures into 1997, the Company believes that it will be able to generate sufficient cash flow to meet its obligations. However, the Company must seek alternate sources of capital if it is to remain competitive in the marketplace in the future.


As discussed in Item 1, the Company's business strategy is to grow through acquisitions. The Company's ability to expand further is dependent upon several factors, including adequacy of acquisition opportunities and sufficient capital resources. The Company believes that possible acquisition candidates will continue to exist as the industry continues to consolidate to reduce costs, and as small independent operators have difficulty meeting environmental deadlines. While cash flow and capital availability are currently sufficient to fund operations, it will be necessary for the Company to fund any identified acquisitions with new capital which may not be available on terms acceptable to the Company.

Current federal law mandates that, by December 22, 1998, all USTs must be corrosion protected, overfill/spill protected, and have a method of leak detection installed. Each UST is governed by different sections of the regulations which allow for implementation of these requirements during varying periods of up to ten years based on type and age of the individual UST. All existing USTs must be upgraded to provide corrosion and overfill/spill protection by December 22, 1998; additionally, all USTs had to meet leak detection standards by December 22, 1993. As of December 29, 1996, the Company was in complete compliance with leak detection standards and 50% completed with the corrosion and overfill/spill requirements. The Company estimates that additional expenditures of $5,824,000 will be necessary to meet these upgrade standards. Additionally, the Company estimates that expenditures of approximately $4,050,000 (net of anticipated reimbursements from state environmental trust funds) will be necessary to perform remediation on contaminated sites. This estimate is based upon assumptions as to the number of tanks to be replaced and certain other factors. The assumptions on which the cost estimates are based may not materialize, and unanticipated events and circumstances may occur. As a result, the actual cost of complying with these requirements may be substantially lower or higher than the estimated costs.
The Company anticipates that required expenditures relating to compliance with these regulations will be funded from cash flow from its current operations.

Under federal tax law, the amount and availability of net operating loss carryforwards ("NOL") are subject to a variety of interpretations and restrictive tests under which the utilization of such NOL carryforwards could be limited or effectively lost upon certain changes in ownership. After an ownership change, utilization of a loss corporation's NOL is limited annually to a prescribed rate times the value of a loss corporation's stock immediately before the ownership change. During 1992, the Company experienced an "ownership change" as defined by the Internal Revenue Code of 1986. The Company's NOL available under the ownership change rules was approximately $43,000,000 at December 29, 1996. The NOL will expire if not utilized between 2005 and 2011. Approximately $19,000,000 of the NOL was acquired with the acquisitions of EZCON and SJS and can only be used to offset future income of EZCON. In addition, the Company has alternative minimum tax NOL carryforwards of approximately $43,000,000 which are available over an indefinite period and can be utilized should the Company's alternative minimum tax liability exceed its regular tax liability.


Disclosure Regarding Forward Looking Statements

Item 7 of this document includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company can give no assurance that these expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations include general economic, business and market conditions, the volatility of the price of oil, competition, development and operating costs and the factors that are disclosed in conjunction with the forward looking statements included herein (collectively the "Cautionary Disclosures"). Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

ITEM 8.  FINANCIAL STATEMENTS


                         Index to Financial Statements

                                                                                                                     Page
Consolidated Financial Statements of
  E-Z Serve Corporation and Subsidiaries

    Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22

    Consolidated Balance Sheets - December 29, 1996 and December 31, 1995 . . . . . . . . . . . . . . . . . .        23

    Consolidated Statements of Operations -
       Years ended December 29, 1996, December 31, 1995, and December 25, 1994  . . . . . . . . . . . . . . .        24

    Consolidated Statements of Stockholders' Equity -
      Years ended December 29, 1996, December 31, 1995, and December 25, 1994 . . . . . . . . . . . . . . . .        25

    Consolidated Statements of Cash Flows -
      Years ended December 29, 1996, December 31, 1995, and December 25, 1994 . . . . . . . . . . . . . . . .        26

    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        28

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
E-Z Serve Corporation


         We have audited the consolidated financial statements of E-Z Serve Corporation and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-Z Serve Corporation and subsidiaries as of December 29, 1996 and December 31, 1995, and the results of its operations and its cash flows for the fifty-two week period ended December 29, 1996, the fifty-three week period ended December 31, 1995, and the fifty-two week period ended December 25, 1994, in conformity with generally accepted accounting principles.

         As discussed in notes 1 and 4 to the consolidated financial statements, in 1995 the Company adopted the provisions of the Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of".





                                        KPMG Peat Marwick LLP



Houston, Texas
March 27, 1997

                     E-Z SERVE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                       December 29,                 December 31,
                                                                           1996                         1995
                                                                       ------------                 ------------
ASSETS
------
Current Assets:
    Cash and cash equivalents                                             $  6,333                    $ 15,759
    Receivables, net of allowance for doubtful
         accounts of $180 and $185 as of
         December 29, 1996 and December 31, 1995,
         respectively                                                        8,764                         9,136
    Inventory                                                               40,070                        39,849
    Environmental receivables  (Note 7)                                      7,246                        13,828
    Prepaid expenses and other current assets                                2,474                         2,783
                                                                          --------                      --------
          Total Current Assets                                              64,887                        81,355

Property and equipment, net of accumulated
    depreciation and impairment provision (Notes 1 and 4)                  137,298                       143,144
Environmental receivables (Note 7)                                          34,305                        32,428
Other assets                                                                 3,915                         6,419
                                                                          --------                      --------
                                                                          $240,405                      $263,346
                                                                          ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Trade payables                                                        $ 29,563                      $ 31,729
    Accrued liabilities and other (Note 5)                                  26,265                        28,127
    Current portion of environmental liability (Note 7)                      9,017                        14,057
    Current portion of long-term obligations (Note 6)                        8,761                         5,794
                                                                          --------                      --------
     Total Current Liabilities                                              73,606                        79,707

Long-term Obligations (Note 6):
    Payable to banks, net of current portion                                70,819                        74,450
    Payable to related parties, including interest                               -                            25
    Obligations under capital leases                                         1,338                         1,389
    Other, net of current portion                                              238                           318
Environmental liability (Note 7)                                            32,571                        30,043
Other liabilities, net of current portion                                    6,549                         7,254
Commitments and contingencies (Note 7)                                           -                             -
                                                                          --------                      --------
   Total Long-Term Liabilities                                             111,515                       113,479

Stockholders' Equity: (Notes 2 and 8)
    Preferred stock, $0.01 par value; authorized
         3,000,000 shares; 75,656 shares Series C
         issued and outstanding at December 29, 1996
         and December 31, 1995, respectively;                                    1                             1
    Common stock, $0.01 par value; authorized
         100,000,000 shares; 69,119,530 and 67,854,159
         shares issued at December 29, 1996 and
         December 31, 1995, respectively                                       691                           679
    Additional paid-in capital                                              56,527                        56,340
    Retained earnings (accumulated deficit) subsequent
         to March 28, 1993, date of quasi-reorganization
         (total deficit eliminated $86,034)                                 (1,935)                       13,140
                                                                          --------                      --------
    Total Stockholders' Equity                                              55,284                        70,160
                                                                          --------                      --------
                                                                          $240,405                      $263,346
                                                                          ========                      ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                     E-Z SERVE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands except per share amounts)

                                                                                  Year Ended
                                                          -----------------------------------------------------------
                                                          December 29,           December 31,            December 25,
                                                              1996                   1995                    1994
                                                          ------------           ------------            ------------
Revenues:
   Motor fuels
     (includes excise taxes of approximately
     $156,081, $145,551 and $128,800
     for years 1996, 1995 and 1994,
     respectively)                                        $   532,879          $   464,044                   $   373,456
   Convenience store                                         316,318               267,045                       181,129
   Other income (Note 7)                                      12,445                17,063                         8,606
                                                         -----------           -----------                   -----------
                                                             861,642               748,152                       563,191

Costs and Expenses:
   Cost of sales:
      Motor fuels                                            479,248               408,008                       328,988
      Convenience store                                      223,614               184,212                       126,204
   Operating expenses                                        117,434               101,087                        72,193
   Selling, general and administrative
      expenses                                                26,474                26,374                        20,355
   Depreciation, amortization and
     asset impairment (Notes 1 and 4)                         21,660                14,559                         5,765
   Interest expense                                            8,630                 5,953                         1,629
                                                         -----------           -----------                   -----------
                                                             877,060               740,193                       555,134
                                                         -----------           -----------                   -----------
   Income (loss) before income taxes                         (15,418)                7,959                         8,057
Income tax expense (benefit)                                    (343)                  568                           231
Provision in lieu of taxes
  (Notes 2 and 11)                                                -                  2,127                         2,739
                                                         -----------           -----------                   -----------
   Net income (loss)                                     $   (15,075)          $     5,264                   $     5,087
                                                         ===========           ===========                   ===========

Primary earnings (loss) per common and
  common equivalent share (Note 1)                       $      (.23)          $       .07                   $       .07
                                                         ===========           ===========                   ===========
Fully diluted earnings (loss) per common
  and common equivalent share (Note 1)                   $      (.23)          $       .07                   $       .07
                                                         ===========           ===========                   ===========

Weighted average common and common
  equivalent shares outstanding:
   Primary                                                68,684,760            77,489,093                    73,752,492
                                                         ===========           ===========                   ===========

   Fully diluted                                          68,684,760            78,005,045                    73,752,492
                                                         ===========           ===========                   ===========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                     E-Z SERVE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                                       Additional      Retained
                                              Preferred     Common       Paid-In       Earnings
                                                Stock        Stock       Capital       (Deficit)             Total
                                              ---------     ------     ----------      ---------            -------
Balance, December 26, 1993                         $ 1        $670        $50,004         $ 3,882            $54,557
    Net income                                       -           -              -           5,087             $5,087
    Exercise of stock options                        -           -              3               -                  3
    Deferred compensation - stock options            -           -            189               -                189
    Conversion of Series C Preferred Stock
      to Common Stock                                -           3             (3)              -                  -
    Provision in lieu of taxes                       -           -          2,739               -              2,739
                                                   ---        ----        -------        --------            -------

Balance, December 25, 1994                           1         673         52,932           8,969             62,575
    Net income                                       -           -              -           5,264              5,264
    Exercise of stock options                        -           1              5               -                  6
    Deferred compensation - stock options            -           -            188               -                188
    Conversion of Series C Preferred Stock
      to Common Stock                                -           5             (5)              -                  -
    Series C Preferred Stock Dividend                -           -          1,093          (1,093)                 -
    Provision in lieu of taxes                       -           -          2,127               -              2,127
                                                   ---        ----        -------        --------             ------
Balance, December 31, 1995                           1         679         56,340          13,140             70,160
    Net loss                                         -           -              -         (15,075)           (15,075)
    Exercise of stock options                        -           1             57               -                 58
    Exercise of stock warrants                       -          11            (13)              -                 (2)
    Deferred compensation stock options              -           -            143               -                143
                                                   ---        ----        -------         -------            -------
Balance, December 29, 1996                         $ 1        $691        $56,527         $(1,935)           $55,284
                                                   ===        ====        =======         =======            =======


          The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                     E-Z SERVE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                        Year Ended
                                                                    ---------------------------------------------------
                                                                    December 29,        December 31,       December 25,
                                                                        1996                1995               1994
                                                                    ------------        ------------       ------------
Cash flows from operating activities:
    Net income (loss)                                                   $(15,075)          $  5,264           $ 5,087
         Adjustments to reconcile net income (loss)
         to net cash provided by operating activities:
           Depreciation and amortization - Fixed Assets                   14,513             10,459             5,765
           Amortization - Deferred Financial Cost                          1,082                317                 -
           Provision for asset impairment                                  7,146              4,100                 -
           Payments for environmental remediation                         (2,512)            (2,716)           (1,717)
           Payments for removal of underground
             storage tanks                                                  (808)              (463)             (755)
           Provision for doubtful accounts                                    (5)                50               109
           Stock option expense                                              143                188               189
           Provision in lieu of taxes                                          -              2,127             2,739
           (Gain) loss on sales of assets                                  1,022                (99)             (147)
    Change in current assets and liabilities:
         (Increase) decrease in accounts & notes receivable                  377             (1,846)           (3,431)
         (Increase) decrease in inventory                                   (221)              (439)              278
         (Increase) decrease in prepaid expenses and other                   309               (408)              (99)
         Decrease in trade payables and accruals                          (4,028)            (1,150)           (1,839)
    Proceeds from environmental settlement                                     -              5,740             1,600
    Other - net                                                              728             (1,326)            3,010
                                                                        --------           --------           -------

         Net cash provided by operating activities                         2,671             19,798            10,789

Cash flows from investing activities:
    Proceeds from sale of assets                                           1,146              2,309             2,021
    Payments for purchase of companies, net of
    cash acquired                                                              -            (46,361)                -
    Capital expenditures and other asset additions                       (12,083)           (16,124)           (8,541)
                                                                        --------           --------           -------
         Net cash used in investing activities                           (10,937)           (60,176)           (6,520)

Cash flows from financing activities:
    Issuance of common stock                                                  56                  6                 3
    Proceeds from long-term debt                                           5,563             80,181                 -
    Payments of long-term debt                                            (6,383)           (33,218)           (5,679)
    Payments of deferred financing costs                                    (396)            (3,795)                -
                                                                        --------           --------           -------

         Net cash provided by (used in) financing
         activities                                                       (1,160)            43,174            (5,676)
                                                                        --------           --------           -------

Net increase (decrease)in cash & cash equivalents                         (9,426)             2,796            (1,407)
Cash and cash equivalents at beginning of period                          15,759             12,963            14,370
                                                                        --------           --------           -------
Cash and cash equivalents at end of period                              $  6,333            $15,759           $12,963
                                                                        ========           ========           =======

      The accompanying Notes to Consolidated Financial Statements are an
                      Integral part of these Statements.

                     E-Z SERVE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (In thousands)


                                                                                        Year Ended
                                                                    ---------------------------------------------------
                                                                    December 29,        December 31,       December 25,
                                                                        1996                1995               1994
                                                                    ------------        ------------       ------------
Noncash investing and financing activities:
    Conversion of Series C Preferred Stock
      to Common Stock                                                    $    -            $   (5)            $   (3)
    Issuance of Series C Preferred Stock                                      -             1,093                  -
    Dividends on Series C Preferred Stock                                     -            (1,093)
    Issuance of Common Stock                                                  -                 5                  3
                                                                         ------            ------             ------

                                                                         $    -            $    -             $    -
                                                                         ======            ======             ======

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Income taxes                                                    $    -           $   511             $  346
         Interest                                                         8,821             4,529              1,545


      The accompanying Notes to Consolidated Financial Statements are an
                      integral part of these Statements.

                     E-Z SERVE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


NOTE (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation

The consolidated financial statements include the accounts of E-Z Serve Corporation and its wholly-owned operating subsidiaries, E-Z Serve Petroleum Marketing Company ("EZPET"), and E-Z Serve Convenience Stores, Inc. ("EZCON"). The Statement of Operations for 1995 includes the results of Time Saver Stores, Inc. ("Time Saver") since January 17, 1995, and Sunshine-Jr. Stores, Inc. ("SJS") since July 20, 1995. Unless the context indicates to the contrary, the term the "Company" as used herein should be understood to include subsidiaries of E-Z Serve Corporation and predecessor corporations. All significant intercompany accounts and transactions have been eliminated in consolidation.


Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments with original maturities of less than 90 days are considered to be cash equivalents.


Off Balance Sheet Risk

The Company has not entered into any contracts or obligations that expose the Company to off balance sheet risk.


Accounts Receivable

The Company maintains an allowance for potential losses in collection of its receivables.


Inventory
Refined product and convenience store merchandise inventories are stated principally at average cost which approximates market value.


Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, receivables and trade payables, and accrued liabilities are considered to approximate fair value due to the short term nature of these instruments. The carrying value of long term debt is estimated to approximate fair value based on the Company's incremental borrowing rate for similar types of borrowing arrangements, except for a notional amount which is required by the lender to be rate protected. (See
Note 6 - Long- Term Obligations and Credit Agreements)

Property and Equipment

Property and equipment are carried at cost. Retail station equipment, convenience store buildings and equipment, and other property are depreciated on the straight-line method over their estimated useful lives, ranging from five to twenty years.


Asset Impairment

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("SFAS 121"). This standard requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of the adoption of SFAS 121, in 1995, the Company recorded an asset impairment write-down of $4,100 related to the Marketer business fixed asset groups. Additionally, in 1996, a further impairment provision of $7,146 ($4,013 for Property and Equipment and $3,133 for Environmental Receivables) was recorded for certain long-lived assets. (See
Note 4 - Property and Equipment)


Environmental Costs

Costs incurred to comply with federal and state environmental regulations are accounted for as follows:

- Annual fees for tank registration and environmental compliance testing are expensed as incurred.

- Expenditures for upgrading and corrosion protection for tank systems and installation of leak detectors and overfill/spill devices are capitalized and depreciated over the remaining life of the location lease term or the expected useful life of the equipment, whichever is less.

- The tank removal costs associated with retail locations which provide no significant growth potential and that the Company plans to sell or dispose of in the near future have been estimated and a liability established through a charge to expense. The costs to remove tanks at all other retail locations are expensed as incurred.

- Future remediation costs of contaminated sites related to gasoline underground storage tanks are estimated and a liability is established. Amounts reimbursable from the state trust funds are recognized as a receivable. The adequacy of the liability is evaluated at least annually and adjustments are made based on updated experience and changes in government policy.


Income Taxes

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").
Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


Stock-Based Compensation

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued in October 1995. SFAS 123, which is effective for fiscal years beginning after December 15, 1995, prescribes the "fair value" method of measuring compensation expense for its stock-based compensation plans. However, SFAS 123 allows for the continuation of the measurement method as defined by Accounting Principles Board Opinion No. 25 ("APB No. 25") with pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense. The Company has decided to continue under APB No. 25 and provide pro forma disclosure. (See Note 10 - Stock Option Plans)


Earnings per Share

The computation of earnings per common share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common equivalent shares arising from convertible preferred stock using the if-converted method, and dilutive stock options and warrants using the treasury stock method. The net loss for 1996 is increased by unpaid, cumulative preferred stock dividends in calculating net loss attributable to common shareholders.


Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Basis of Presentation

Certain reclassifications have been made in the 1995 and 1994 financial statements to conform with the 1996 presentation.


NOTE (2)  QUASI-REORGANIZATION

With the acquisitions of Taylor and EZCON in 1992, the Company's primary business changed from that of a gasoline marketer to a convenience store operator. Accordingly, effective March 28, 1993, the Company's Board of Directors authorized management to effect a quasi-reorganization. As part of the quasi-reorganization, the deficit in retained earnings was eliminated against additional paid-in capital. Retained earnings in the future will be dated to reflect only the results of operations subsequent to March 28, 1993. Any future tax benefits of operating loss and tax credit carryforward items which arose prior to the quasi-reorganization will be reported as a direct credit to paid-in capital. (See Note 11 - Income Taxes)

NOTE (3)  BUSINESS ACQUISITIONS

All acquisitions have been accounted for using the purchase method.


Time Saver

On January 17, 1995, the Company, through it's wholly-owned subsidiary EZCON, acquired all of the capital stock of Time Saver from Dillon Companies, Inc. At the date of acquisition, Time Saver operated 102 and franchised 14 convenience stores in the New Orleans, Louisiana area, and was the dominant independent convenience store chain in New Orleans.

Under the terms of the agreement with the seller, EZCON made a payment at closing of $29,960 for the properties and, based on Time Saver's closing balance sheet, made an additional payment of $7,000 on February 28, 1995 for the non- property net assets. The Company financed the transaction through a new Credit and Guaranty Agreement with a group of banks (See Note 6 - Long Term Obligations and Credit Arrangements). On March 31, 1995, Time Saver was merged into EZCON.


SJS

On June 15, 1995, the Company, its wholly-owned subsidiary EZS Acquisition Corporation ("EZS") and SJS entered into an Agreement and Plan of Merger whereby EZS agreed to make a tender offer for all 1,701,650 outstanding shares of common stock of SJS at $12.00 per share net to the sellers in cash for an aggregate purchase price of $20,420. The tender offer expired on July 20, 1995, which was the effective date of the acquisition. Effective July 21, 1995, EZS merged with and into SJS thereby converting all shares of SJS not tendered into the right to receive $12.00 per share, net in cash. At such time, SJS became a wholly-owned subsidiary of the Company. At the date of acquisition, SJS operated 205 convenience stores in five states with 120 of the stores in Florida, 52 stores in Alabama, 27 stores in Mississippi, 5 stores in Georgia, and 1 store in Louisiana. EZS obtained the funds necessary for the acquisition from a capital contribution by the Company. The Company, through its subsidiary EZCON, obtained $15,400 of the acquisition price pursuant to an amendment to its Credit and Guaranty Agreement (See Note 6 - Long-Term Obligations and Credit Arrangements) with the remainder coming from funds generated internally by the Company and its subsidiaries. On October 2, 1995, SJS was merged into EZCON.


NOTE (4)  PROPERTY AND EQUIPMENT


A summary of property and equipment follows:

                                                                         December 29,         December 31,
                                                                             1996                 1995
                                                                         ------------         ------------
Land and Buildings                                                          $ 62,424            $ 72,528
Assets under capital leases                                                   22,677              22,258
Equipment and Fixtures                                                        64,522              61,908
Other property                                                                15,817              12,572
Less accumulated depreciation and
amortization                                                                 (28,142)            (26,122)
                                                                            --------            --------
                                                                            $137,298            $143,144
                                                                            ========            ========

In the fourth quarter of 1995, the Company adopted SFAS 121. In applying the provisions of SFAS 121, the Company determined that it had 27 convenience store asset groupings and an additional Marketer group. The future cash flows from each asset grouping, except the Marketer group, exceeded the carrying value of the respective asset groupings; consequently, the Company recognized an impairment provision of $4,100 to reduce the carrying value of the Marketer group to the amount of its estimated discounted future cash flows. The $4,100 impairment provision was calculated using discounted future cash flow, less cash out flows necessary to maintain or abandon the assets and is included with the caption "Depreciation, amortization and asset impairment" on the Consolidated Statement of Operations.

In December 1996, the Company, in conjunction with its effort to sell EZPET, recognized an additional SFAS 121 asset impairment of $4,013 for property and equipment. The impairment decreases the carrying value to estimated fair value. The fair value was determined by bids received by the Company.

There have been no other circumstances, as defined by SFAS 121, that would cause the recoverability of the carrying value of any other long-lived assets to be in question.


NOTE (5)  ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

Accrued liabilities and other current liabilities consist of the following:

                                                                           December 29,         December 31,
                                                                               1996                 1995
                                                                           ------------         ------------
Insurance accruals  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 7,387               $ 7,170
Accrued taxes due to local and federal governments  . . . . . . . . . . .      9,543                13,299
Accrued salary and benefits . . . . . . . . . . . . . . . . . . . . . . .      2,638                 3,024
Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,589                 1,780
Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .      5,108                 2,854
                                                                             -------               -------
                                                                             $26,265               $28,127
                                                                             =======               =======


NOTE (6)  LONG-TERM OBLIGATIONS AND CREDIT ARRANGEMENTS

Long-term obligations consist of the following:

                                                                           December 29,         December 31,
                                                                               1996                 1995
                                                                           ------------         ------------
Notes payable to bank under revolving
lines of credit . . . . . . . . . . . . . . . . . . . . .                      $ 5,200              $     -
Term notes payable to banks . . . . . . . . . . . . . . .                       73,989               80,000
           Current portion  . . . . . . . . . . . . . . .                       (8,370)              (5,550)
                                                                               -------              -------
                                                                                70,819               74,450
                                                                               -------              -------


Notes payable to major stockholders . . . . . . . . . . .                           25                   25
           Current portion  . . . . . . . . . . . . . . .                          (25)                   -
                                                                               -------              -------
                                                                                     -                   25
                                                                               -------              -------


Capital lease obligations . . . . . . . . . . . . . . . .                        1,624                1,557
           Current portion  . . . . . . . . . . . . . . .                         (286)                (168)
                                                                               -------              -------
                                                                                 1,338                1,389
                                                                               -------              -------


Long-term debt - other  . . . . . . . . . . . . . . . . .                          318                  394
           Current portion  . . . . . . . . . . . . . . .                          (80)                 (76)
                                                                               -------              -------
                                                                                   238                  318
                                                                               -------              -------
Total long-term debt obligations  . . . . . . . . . . . .                      $72,395              $76,182
                                                                               =======              =======

On January 17, 1995, EZCON entered into a Credit and Guaranty Agreement ("C & G Agreement") with a group of banks (the "Lenders") including Societe Generale as Agent. This C & G Agreement replaced the credit facilities utilized by the Company at December 25, 1994. The C & G Agreement provided for a term loan of $45,000 ("Term Loan") and a $15,000 revolving line of credit ("Revolver"). At closing, the Term Loan was fully drawn and the proceeds were used (a) to repay in full the outstanding amounts owed under the previous credit agreement, (b) to finance the initial payment for the Time Saver acquisition, and (c) for working capital purposes. On July 21, 1995 the C & G Agreement was amended whereby the Lenders increased the Term Loan available to the Company to $60,400. The Company fully drew the additional $15,400 and the proceeds were used for the acquisition of SJS. With the acquisition of SJS, the Company assumed the indebtedness of SJS. On October 2, 1995, the Amended and Restated Credit and Guaranty Agreement ("Amended C & G Agreement") was entered into and the Term Loan was increased to $80,000, the Revolver was increased to $25,000 and the letter of credit sub-limit was increased to $15,000. The Company fully drew the additional $19,600 available on the Term Loan and used the proceeds to retire all of the outstanding debt of SJS. Concurrently with the signing of the Amended C & G Agreement, SJS was merged into EZCON.

As a result of financial covenant violations incurred by the Company in 1996, an amendment to the Amended C & G Agreement ("C & G Agreement - Amendment No. 2") was entered into on March 27, 1997. Under the terms of the C & G Agreement
- Amendment No. 2, the Term Loan and the Revolver mature on October 1, 1998. Both loans bear interest at the prime rate plus 1.75%, and, with proper notice to the Agent, both can be converted to LIBOR loans at LIBOR plus 3.0%. During 1996 and 1995, the Term Loan was converted to a LIBOR loan at average interest rates of 8.06% and 8.60%, respectively.

The Amended C & G Agreement requires that a notional amount of at least $20,000 of the Term Loan be rate protected, as defined, through January 17, 1998. In this regard, the Company entered into a three-year interest rate swap in the notional amount of $20,000. The swap agreement is a contract to exchange floating interest rate payments for fixed rate payments without the exchange of the underlying notional amount. The notional amount is used to measure interest to be paid or received and does not represent an exposure to credit loss. The Agreement effectively changes $20,000 of the Company's Term Loan to a fixed rate of 9.35% through April, 1998.

The Company made principal payments of $2,000, $3,550 and $3,550 in January 1996, July 1996, and January 1997, respectively. In addition, in accordance with the terms of the Amended C & G Agreement, proceeds from the sale of assets provided additional principal payments of $461 in 1996 and $70 in 1997. The outstanding Term Loan balance as of March 31, 1997 was $70,369. The Term Loan requires additional semi-annual principal payments of $4,820 on July 24, 1997, $5,780 on January 24, 1998 and $6,280 on July 24, 1998. Also, the C & G
Agreement - Amendment No. 2 requires that 100% of certain transaction proceeds, as defined, be immediately applied as a mandatory prepayment of the Term Loan in the inverse order of maturity. However, 50% of the first $10,600 of any asset sales can be applied pro rata to the scheduled Term Loan principal payments due July 1997 and January 1998. Further, in accordance with the C & G Agreement - Amendment No. 2, the aggregate outstanding principal amount of the Term Loan must be reduced to $60,000 by September 30, 1997, $55,000 by December 31, 1997 and $45,000 by February 28,1998. In order to facilitate these reductions, the Company plans to divest certain locations outside of its primary market area. Discussions are currently being held with interested parties regarding these divestitures.

The Revolver can be used for working capital purposes and for issuance of a maximum of $15,000 of letters of credit. The Revolver has a "clean-down" provision whereby, under the C & G Agreement - Amendment No. 2, during a five consecutive calendar day period of each calendar month, the aggregate outstanding borrowing cannot exceed certain defined levels. At December 29, 1996, there were $5,200 of the outstanding borrowings under the Revolver and there were $9,845 of outstanding letters of credit issued primarily for workers compensation claims. The Term Loan and Revolver are secured by the Company's pledge of all of the capital stock of its subsidiaries and also by guaranties from EZPET. Further, the C & G Agreement - Amendment No. 2 grants the Lenders, among other things, a security interest in substantially all of the Company's real property, buildings and improvements, fixtures, equipment, inventories and receivables. Provisions of the C & G Agreement - Amendment No. 2 require the Company to remain within the limits of certain defined financial covenants, and impose various restrictions on distributions, business transactions, contractual obligations, capital expenditures and lease obligations.


NOTE (7)  COMMITMENTS AND CONTINGENCIES

The Environmental Protection Agency issued regulations in 1988 that established certain requirements for underground storage tanks ("USTs") that affect various aspects of the Company's retail gasoline operations. The regulations require assurances of insurance or financial responsibility and will require the Company to replace or upgrade a certain number of its USTs with systems to protect against corrosion and overfill/spills and to detect leaks. The Company has elected to self-insure to meet the financial responsibility aspects of these regulations.

By December 22, 1998, all USTs must be corrosion protected, overfill/spill protected. Additionally, by December 1993, all USTs had to have a method of leak detection installed. As of December 29, 1996, the Company was in complete compliance with leak detection standards and 50% completed with the corrosion and overfill/spill requirements. The Company estimates that it will make additional capital expenditures of $3,183 and $2,641 in 1997 and 1998 respectively, to be in full compliance with the regulations by the 1998 deadline.

Additionally, the Company estimates that the total future cost of performing remediation on contaminated sites will be approximately $41,588, of which approximately $34,180 is expected to be reimbursed by state trust funds. Also, the Company anticipates incurring approximately $2,331 for the costs of removing USTs at abandoned locations. During 1995, the Company entered into an agreement with an environmental consulting firm whereby the consulting firm assumes responsibility for the cleanup of contaminated sites at approximately 80% of the Company's locations. Under this agreement ("Direct Bill

Agreement"), the consulting firm remediates the sites at its cost and files for reimbursement from the state. The Company experiences no cash cost for these sites, other than the cost of the deductible, unless the state does not reimburse the consulting firm within a period of twenty-four months in which case the Company is obligated to reimburse the consulting firm. With the Direct Bill Agreement, assuming full reimbursement by the states to the consulting firm, the future cash cost to the Company for remediating contaminated sites drops to approximately $9,446, of which, approximately $5,396 is expected to be reimbursed by state funds. At December 29, 1996, for work largely completed prior to the Direct Bill Agreement, the Company had completed the necessary remediation and has reimbursement claims totaling approximately $7,371 with the various states in which it operates.

Such estimates are based on current regulations, historical results, assumptions as to the number of tanks to be replaced, and certain other factors. The actual cost of remediating contaminated sites and removing tanks may be substantially lower or higher than reserved due to the difficulty in estimating such costs and due to potential changes in regulations or state reimbursement programs.

In connection with environmental conditions at certain of the Company's California locations, legal proceedings have been brought by third parties against the Company generally alleging that releases of refined products at these locations have caused damages to the third parties. The Company's position has been that its general liability insurance policies cover legal defense costs and damages related to these claims, but the Company's insurance carriers have generally argued that the policies do not provide for such coverage. After several years of legal actions, the Company began settlement discussions with certain of the insurance carriers and, in 1994, the Company agreed to accept cash payments totaling $5,050 ($2,525 recognized in earnings in 1994) in settlement of all outstanding disputes with five of the carriers. During 1995, the Company accepted $3,650 ($700 recognized in earnings in 1994 and $1,375 recognized in earnings in 1995) in settlement of outstanding disputes with three additional carriers. The Company had reserved a total of $4,100 of these receipts to cover any future environmental or other contingencies related to claims made by the State of California Water Resources Control Board. During the fourth quarter of 1995, the Company received notification from the Water Resources Control Board that the Board relinquished any claim to the settlement funds. Accordingly, in December, 1995, the Company recognized the $4,100 as other income. In March 1997, the Company received a cash settlement of $610 for another claim; one unsettled claim remains.

The Company leases office space in various locations and has operating leases on certain retail outlets and computer equipment. Total operating lease expense for the Company during 1996, 1995, and 1994 was approximately $13,878, $12,413, and $9,614, respectively. Future minimum rental payments required under all leases which have primary or remaining noncancellable terms in excess of one year as of December 29, 1996 are as follows:


         1997 . . . . . . . . . . . . . . . . . .             11,228
         1998 . . . . . . . . . . . . . . . . . .             10,077
         1999 . . . . . . . . . . . . . . . . . .              8,375
         2000 . . . . . . . . . . . . . . . . . .              7,383
         2001 . . . . . . . . . . . . . . . . . .              6,285
         Thereafter . . . . . . . . . . . . . . .              7,676
                                                             -------
            Total                                            $51,024
                                                             =======

Additionally, the Company is party to certain long-term capital leases with future minimum payments at December 29, 1996 as follows:

   Year                                             Principal        Interest           Total
-----------                                         ---------        --------           -----
1997                                                  $ 286            $ 304            $ 590
1998                                                    266              261              527
1999                                                    278              216              494
2000                                                    293              167              460
2001                                                    239              136              375
Thereafter                                              262              359              621
                                                     ------           ------           ------
  Total                                              $1,624           $1,443           $3,067
                                                     ======           ======           ======

The Company and its subsidiaries are involved in various lawsuits incidental to its businesses. The Company's internal counsel monitors all such claims and the Company has made accruals for those which it believes are probable of payment. In management's opinion, an adverse determination would not have a material effect on the Company and its subsidiaries, individually or taken as a whole. In the case of administrative proceedings regarding environmental matters involving governmental authorities, management does not believe that any imposition of monetary sanctions would exceed $100.


NOTE (8)  STOCKHOLDERS' EQUITY

On February 28, 1995, Harken Energy Company ("Harken"), the Company's former parent, entered into an agreement with a major stockholder of the Company whereby Harken sold 63,937 shares of the Company's $6.00 Convertible Preferred Stock, Series C ("Series C Preferred Stock"), along with the right to all accrued but unpaid dividends thereon, to such stockholder. In addition, Harken sold its remaining 817 shares of the Series C Preferred Stock, along with the right to all accrued but unpaid dividends thereon, to a director of the Company. On April 1, 1995, the Company issued an additional 10,902 shares of its Series C Preferred Stock to the holders of the Series C Preferred Stock in payment of all cumulative but unpaid dividends through March 31, 1995. (See
Note 13 - Subsequent Events.) The Series C Preferred Stock ranks senior to the common stock or any other capital stock in right of payment of dividends or distributions. It is also exempt from anti-dilution provisions from the sale or conversion of certain previously issued preferred stock or warrants to purchase common stock or preferred stock. As of December 29, 1996 and December 31, 1995, the Company had cumulative but unpaid dividends on the Series C Preferred Stock of $757 and $228, respectively.

In May 1996, two warrant holders exercised warrants and purchased a combined total of 1,210,001 shares of the Company's common stock.


NOTE (9)  EMPLOYEE BENEFIT PLAN

The Company does not provide post-retirement benefits for its employees.

The Company has a 401(k) retirement savings plan (the "Plan") covering all employees meeting minimum age and service requirements. The Company will match 50% of tax deferred employee contributions up to 6% of the employee's compensation. The Board of Directors of the Company may also elect to make additional contributions to be allocated among all eligible participants in accordance with the provisions of the Plan. There were approximately 435, 352 and 310 participants in the Plan at year end 1996, 1995 and 1994, respectively. Company contributions, which are funded currently, were $229, $96, and $102 for 1996, 1995 and 1994, respectively.

NOTE (10)  STOCK OPTION PLANS

On May 30, 1991, the Board of Directors of the Company adopted the 1991 Stock Option Plan, which received stockholder approval at a Special Meeting held on August 9, 1991 (the "1991 Plan"). The 1991 Plan provides for issuance of options to purchase up to 1,900,000 shares of the Company's common stock to key employees and directors. The 1991 Plan requires that the purchase price of each share of stock, subject to an incentive stock option, equals at least 100% of the fair market value of the stock on the date the option is granted. The Compensation Committee of the Board, which administers the 1991 Plan, may also grant non-qualified stock options which are exercisable at a price as low as 50% of the fair market value of the stock on the date the option is granted.
At an October 29, 1993 Special Meeting, the stockholders approved (i) an amendment to the 1991 Plan to increase the number of shares of common stock subject to the 1991 Plan from 1,900,000 to 2,500,000; (ii) an amendment to the 1991 Plan that permits the Compensation Committee of the Board of Directors to authorize periodic exchange programs whereby holders of non-qualified stock options could exchange their current options for new options which contain different option prices and new vesting periods; and lastly (iii) a plan of exchange whereby nonqualified stock options at a price of $1.00 per share of common stock would be issued in exchange for currently outstanding nonqualified stock options having an exercise price of $1.50. All of the options having an exercise price of $1.50 were exchanged for the options that have an exercise price of $1.00.

The aggregate compensation expense related to the issuance of non-qualified stock options and the exchange of the $1.50 stock options under the 1991 Plan is $741, and is being amortized over vesting periods through July 1998. The Company recognized expense related to stock options of $143, $188, and $189 in 1996, 1995, and 1994, respectively. Information regarding the 1991 Plan is as follows:



                                                                                   Number of Shares
                                                                  ---------------------------------------------------
                                                                     1996                1995                 1994
                                                                  -----------         -----------         -----------
      Outstanding at beginning of period                             2,375,000           2,295,000           2,305,000
      Granted at $1.00 to $1.50 per share                               50,000             135,000              20,000
      Exercised at $1.50 per share                                           -                   -                   -
      Exercised at $1.00 per share                                     (40,000)             (5,000)             (3,000)
      Canceled                                                         (95,000)            (50,000)            (27,000)
                                                                     ---------           ---------           ---------
      Balance at end of period                                       2,290,000           2,375,000           2,295,000
                                                                     =========           =========           =========

      Exercisable at end of period                                   2,002,503           1,764,004           1,279,003
                                                                     =========           =========           =========
      Available for grant at end of period                             152,000             107,000             192,000
                                                                     =========           =========           =========


In March 1997, the 1991 Plan was amended by the Board of Directors, subject to shareholder approval, to increase the number of shares of Common Stock subject thereto from 2,500,000 to 3,500,000.

On February 9, 1994, the Board of Directors adopted the 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan provides for the issuance of options to purchase up to 6,750,000 shares of the Company's common stock at an exercise price of $0.40 per share. The option period is ten years from the date of grant and options granted under the 1994 Plan vest proportionately, as defined in the 1994 Plan, but only upon the occurrence of one of the following three events:

         Upon the consummation of an underwritten public offering of the Company's common stock, pursuant to a registration statement wherein the aggregate net proceeds to the Company's stockholders is at least $10,000;

         Upon the transfer in a private transaction which could have the effect of transferring to the transferee beneficial ownership (as defined) of a number of shares of common stock that, in the aggregate, is equal to or greater than 10% of the then outstanding shares of common stock; or

         Upon the sale of all or substantially all of the assets of the Company.

On March 25, 1994, grants representing 6,500,000 shares of common stock were awarded to key officers of the Company. The 1994 Plan was approved at the Company's 1994 Annual Meeting of Stockholders on June 17, 1994. In September 1996 and March 1997, the 1994 Plan was amended by the Board of Directors, subject to stockholder approval, (i) to increase the number of shares of Common Stock subject thereto from 6,750,000 to 8,000,000 and (ii) to avoid certain detrimental tax consequences to the option holder that could occur if certain vesting events occur. As of December 29, 1996, grants representing 6,350,000 shares of common stock awarded to key officers of the Company remain outstanding.

In October 1995 the FASB issued Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123, which is effective for fiscal years beginning after December 15, 1995, allows companies either to continue to measure compensation cost based on the method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25") or adopt a "fair value" method of accounting for all employee stock-based compensation. The Company has elected to continue utilizing the accounting for stock issued to employees prescribed by APB No. 25. However, proforma disclosures for options granted after January 1,1995, as if the Company adopted the cost recognition requirements under SFAS 123 in 1996, are presented below:

                                                            1996                             1995
                                                   ---------------------             -------------------
                                                    As                                As
                                                 Reported         Proforma         Reported       Proforma
                                                 ---------        ---------        ---------      --------
         Net income (loss)                         $(15,075)        $(14,964)        $ 5,264        $ 5,430
         Earnings per share                       $   (.23)        $   (.23)         $  (.07)       $  (.07)


         The fair value of each option granted is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value:

         ASSUMPTIONS:

         Dividend yield                                       0.00%
         Risk-free interest rate                              6.11%
         Expected volatility                                 85.79%
         Expected life                                      8 years


NOTE (11)  INCOME TAXES

As discussed in Note 1 - Summary of Significant Accounting Policies, the Company adopted SFAS 109 effective as of December 28, 1992 on a prospective basis. There was no cumulative effect of this change in accounting principle as of December 28, 1992.

As discussed in Note 2 - Quasi-Reorganization, the Company is required to credit the tax benefits realized from the utilization of net operating loss carryforwards which arose prior to the quasi-reorganization directly to paid-in capital. In this regard, the Company recognized a provision in lieu of taxes and credited paid-in capital for $0, $2,127, and $2,739 during 1996, 1995 and 1994, respectively. This is a non-cash provision and does not represent deferred taxes.


Total income tax expense (benefit) was allocated as follows:

                                                                                  Years Ended
                                                              --------------------------------------------------
                                                              December 29,       December 31,       December 25,
                                                                  1996               1995               1994
                                                              ------------        -----------       ------------
         Income (loss) from operations                            $(343)             $  568              $  231
         Stockholders' equity of recognition
           of tax benefits of net operating
           loss carryforwards                                         -               2,127              2,739
                                                                  -----              ------             ------
                                                                  $(343)             $2,695             $2,970
                                                                  =====              ======             ======

Income tax expense (benefit) attributable to income from operations consists of:


                                                                                Years Ended
                                                              --------------------------------------------------
                                                              December 29,       December 31,       December 25,
                                                                  1996               1995               1994
                                                              ------------       ------------       ------------
         U.S. Federal                                            $(343)               $ 366              $ 206
         State                                                       -                  202                 25
                                                                 -----                -----              -----
                                                                 $(343)               $ 568              $ 231
                                                                 =====                =====              =====

Income tax benefit is related to the reduction of the deferred tax liability created by the differences between the assigned values for purchase accounting and tax basis of assets and liabilities acquired in the SJS acquisition.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                                     Years Ended
                                                                         -----------------------------------
                                                                         December 29,           December 31,
                                                                             1996                   1995
                                                                         ------------           ------------
Deferred tax assets:

Accounts receivable, principally
  due to allowance for doubtful accounts                                     $    61                $    63
Environmental remediation accruals                                               470                      -
Insurance accruals                                                             3,401                  3,376
Unearned revenue                                                                  79                    467
Other accruals                                                                 1,014                    823
Net operating loss carryforwards                                              14,669                 11,772
Alternative Minimum Tax credit carryforwards                                   1,114                  1,483
                                                                             -------                -------
    Total gross deferred tax assets                                           20,808                 17,984
Less valuation allowance                                                      (4,480)                (2,758)
                                                                             -------                -------
    Net deferred tax assets                                                   16,328                 15,226

Deferred tax liabilities:

LIFO Reserve                                                                     424                    565
Environmental Receivable                                                           -                    524
Plant and equipment, principally due to
  differences in depreciation and basis of assets                             15,904                 14,137
                                                                             -------                -------
    Total gross deferred tax liabilities                                      16,328                 15,226
                                                                             -------                -------
         Net deferred tax liability                                          $     -                $     -
                                                                             =======                =======

The valuation allowance for the deferred tax assets as of December 25, 1994 was $12,598. The net change in the total valuation allowance for the fiscal year ended December 29, 1996 and December 31, 1995 was an increase of $1,722 and a decrease of $9,840, respectively.

Net Operating Loss Carryforwards

Under federal tax law, the amount and availability of net operating loss carryforwards ("NOL") are subject to a variety of interpretations and restrictive tests under which the utilization of such NOL carryforwards could be limited or effectively lost upon certain changes in ownership. After an ownership change, utilization of a loss corporation's NOL is limited annually to a prescribed rate times the value of a loss corporation's stock immediately before the ownership change. During 1992, the Company experienced an "ownership change" as defined by the Internal Revenue Code of 1986. The Company's NOL available under the ownership change rules is approximately $43,000 at December 29, 1996. The NOL will expire if not utilized between 2005 and 2011. Approximately $19,000 of the NOL was acquired with the acquisitions of EZCON and SJS and can only be used to offset future income of EZCON. In addition, the Company has alternative minimum tax NOL carryforwards of approximately $43,000, which are available over an indefinite period, that can be utilized should the Company's alternative minimum tax liability exceed its regular tax liability.

NOTE (12) UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following is a summary of the unaudited quarterly results of operations for the years ended December 29, 1996 and December 31, 1995:

                                                                        Quarter Ended
                                             ---------------------------------------------------------------------
                                                           (In thousands except per share data)

       1996                                   March 31         June 30           September 29          December 29
                                             ----------       ---------          ------------          -----------
Revenues                                      $194,760          $232,469             $225,293              $209,120
Gross Profit                                    36,061            45,114               42,946                34,659
Net Income (loss)                               (2,569)            1,690                1,494               (15,690)
Net Income (loss) Per
  Common Share                                    (.04)              .02                  .02                  (.24)

                                                                        Quarter Ended
                                             ---------------------------------------------------------------------
                                                           (In thousands except per share data)

       1995                                   March 26         June 25           September 24          December 31
                                             ----------       ---------          ------------          -----------
Revenues                                       $148,427         $176,015             $205,346               $218,364
Gross Profit                                     30,506           33,930               44,793                 46,703
Net Income                                          609            1,695                2,648                    312
Net Income Per Common Share                         .01              .02                  .03                    .01


NOTE (13) SUBSEQUENT EVENTS

On January 27, 1997 the Company sold 140,000 shares of its newly issued Series H Redeemable Preferred Stock, ("Series H Preferred Stock") to the same major stockholder that held substantially all of the Company's Series C Preferred Stock. The Series H Preferred Stock is entitled to receive semi-annual dividends at the rate of 13% per annum paid in additional shares of Series H Preferred Stock. In an event of default, as defined, the dividend rate increases to 23% and the holders can elect one director. The Series H Preferred Stock has no voting rights, but ranks senior to any capital stock or other equity securities of the Company. It can be redeemed by the Company at any time, but is mandatorily redeemable upon the earlier of (a) the third anniversary of the date of issuance, (b) the occurrence of a change of ownership, as defined, or (c) the occurrence of a fundamental change, as defined. Warrants representing the purchase of 960,000 shares of the Company's common stock at a nominal exercise price were also issued as part of this transaction. Additional warrants are issuable on each anniversary that the Series H Preferred Stock remains outstanding. The liquidation value is estimated to be approximately $14,000. Net proceeds of $8,359 from the sale of the Series H Preferred Stock were used by the Company to redeem all of the 83,591 outstanding shares, including shares for unpaid dividends, of the Series C Preferred Stock, and net proceeds of $5,081 were used for general corporate purposes, including paying down a portion of amounts outstanding under the Revolver.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the Registrant's definitive proxy statement, pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Registrant's definitive proxy statement, pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the Registrant's definitive proxy statement, pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Registrant's definitive proxy statement, pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year.

                                   PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Exhibits


Exhibit
Number                       Description of Exhibit

3.1.1(a) Amended and Restated Certificate of Incorporation of the Company dated December 6, 1990.

3.1.2(a) Certificate of Amendment of Certificate of Incorporation of the Company filed July 2, 1992.

3.1.3(a) Certificate of Amendment of Certificate of Incorporation of the Company filed February 26, 1993.

3.1.4(a) Certificate of Amendment of Certificate of Incorporation of the Company filed November 1, 1993.

3.1.5 Certificate of Designation, Preferences and Rights of Series H Preferred Stock filed January 24, 1997 - incorporated by reference from Exhibit 4.1 of the Company's Current Report on Form 8-K dated January 27, 1997.

3.2(a)           Bylaws of the Company restated as of March 25, 1992.

4.1(a)(b)        1991 Stock Option Plan of the Company, as amended.

4.2(a)(b)        Amended and Restated 1994 Stock Option Plan of the Company.

4.3.1(a) Registration Rights Agreement dated March 25, 1992 among the Company, Phemus Corporation and Intercontinental Mining & Resources Limited.

4.3.2(a) Amendment to Registration Rights Agreement dated July 31, 1992, among the Company, Phemus Corporation and Intercontinental Mining & Resouces Limited.

4.3.3(a) Second Amendment to Registration Rights Agreement dated April 21, 1993, among the Company, Phemus Corporation, Quadrant Capital Corp. and Intercontinental Mining & Resources Incorporated.

4.3.4 Third Amendment to Registration Rights Agreement dated as of January 27, 1997, among the Company, Phemus Corporation and Intercontinental Mining & Resources Incorporated - incorporated by reference from Exhibit 4.4 of the Company's Current Report on Form 8-K dated January 27, 1997.

4.4.1(a) Registration Rights Agreement dated July 31, 1992, between the Company and Tenacqco Bridge Partnership, L.P.

4.4.2(a) Amendment to Registration Rights Agreement dated April 21, 1993, among the Company, Tenacqco Bridge Partnership, L.P. and DLJ Capital Corporation.

4.5.1(a) Amended and Restated Stockholders Agreement dated June 1, 1994, among DLJ Capital Corporation, Tenacqco Bridge Partnership, L.P., Phemus Corporation, Intercontinental Mining & Resources Incorporated, Quadrant Capital Corp., and the Company.

4.5.2 Amendment No. 1 to Stockholders Agreement dated as of January 27, 1997, among DLJ Capital Corporation, Tenacqco Bridge Partnership, L.P., Phemus Corporation, Intercontinental Mining & Resources Incorporated and the Company - incorporated by reference from Exhibit 4.3 of the Company's Current Report on Form 8- K dated January 27, 1997.

4.5.3(a)         Revised Schedule 1 to Stockholders Agreement dated as of March
                 28, 1997.

4.6(a) Stockholders Letter of Understanding dated January 17, 1995, among the Company, DLJ Capital Corporation, Phemus Corporation, Tenacqco Bridge Partnership, L.P.,
                 Intercontinental Mining & Resources Incorporated, Quadrant Capital Corp. and Societe Generale, as agent.

4.7 Form of Common Stock Purchase Warrant of the Company issued pursuant to the Securities Purchase Agreement dated January 27, 1997, between the Company and Phemus Corporation - incorporated by reference from Exhibit 4.5 of the Company's Current Report on Form 8-K dated January 27, 1997.

10.1(a) Stock Acquisition Agreement dated March 25, 1992, among the Company, Larry Jack Taylor, April Michele Taylor Trust and Kerri Denise Taylor Trust.

10.2(a)          Form of Lease executed by Taylor Petroleum, Inc. as Tenant.

10.3(a) Agreement Regarding Leases effective as of March 1, 1992, among the Company, Anadarko Development Company, Dakota Land Company, Salt Fork Company, Inc., Larry Jack Taylor, and First National Bank of Boston.

10.4(a) Stock Acquisition Agreement dated March 31, 1994, between the Company and ESCM & Associates, Inc. regarding the sale of Amber Refining, Inc. and Amber Pipeline, Inc.

10.5.1(a)        Amended and Restated Credit and Guaranty Agreement dated
                 October 2, 1995, among E-Z Serve Convenience Stores, Inc., the
                 Company, the lenders party thereto, and Societe Generale, as agent for the lenders.

10.5.2 Amendment and Waiver No.1 to Amended and Restated Credit and Guaranty Agreement dated April 30, 1996, among E-Z Serve Convenience Stores, Inc., the Company, the lenders party thereto, and Societe Generale, as agent for the lenders - incorporated by reference from Exhibit 10.1 of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996.

10.5.3(a)        Amendment and Waiver No. 2 to Amended and Restated Credit and
                 Guaranty Agreement dated March 27, 1997, among E-Z Serve
                 Convenience Stores, Inc., the Company, the lenders party thereto, and Societe Generale, as agent for the lenders.

10.6.1(a)        Agreement Between Dillon Companies, Inc. and E-Z Serve
                 Convenience Stores, Inc. dated December 2, 1994.

10.6.2(a)        Amendment to Agreement between Dillon Companies, Inc. and E-Z
                 Serve Convenience Stores, Inc. dated December 28, 1994.

10.6.3(a)        Second Amendment to agreement between Dillon Companies, Inc.
                 and E-Z Serve Convenience Stores, Inc.  dated January 17,
                 1995.

10.7 Agreement and Plan of Merger by and among the Company, EZS Acquisition Corporation and Sunshine dated June 15, 1995 - incorporated by reference from Exhibit 99.(c)(1) of the Company's Tender Offer Statement on Schedule 14D-1 dated June 19, 1995.

10.8 Offer of Purchase by EZS Acquisition Corporation dated June 19, 1995 - incorporated by reference from Exhibit 99.(a)(1) of the Company's Tender Offer Statement on Schedule 14D-1 dated June 19, 1995.

10.9 Securities Purchase Agreement dated January 27, 1997, between the Company and Phemus Corporation - incorporated by reference from Exhibit 99.1 of the Company's Current Report on Form 8-K dated January 27, 1997.

10.10(a)(b)      Employment Agreement dated March 4, 1997, between Kathleen
                 Callahan-Guion and the Company.

21(a)            Subsidiaries of the Registrant.

23(a) Consent of KPMG Peat Marwick LLP to the incorporation of their report, included in this Form 10-K for the year ended December 29, 1996, into the Company's previously filed Registration Statements on Forms S-8.

27(a)            Financial Data Schedule for the period ended December 29,
                 1996.

-------------------
(a)   filed herewith
(b)   Management contract or compensatory plan or arrangement.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        E-Z SERVE CORPORATION
                                        (Registrant)

                                        By:   /s/ NEIL H. MCLAURIN
                                              -------------------------
                                              Neil H. McLaurin
                                              Chairman of the Board and
                                              Chief Executive Officer

Date:  April 11, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  /s/ NEIL H. MCLAURIN                Chairman of the Board and                            Date:   April 11, 1997
------------------------              Chief Executive Officer                                   -------------------
NEIL H. MCLAURIN

  /s/ JOHN T. MILLER                  Sr. Vice President,                                  Date:   April 11, 1997
------------------------              Chief Financial Officer and                               -------------------
JOHN T. MILLER                        Principal Accounting Officer

  /s/ DONALD D. BEANE                 Director                                             Date:   April 11, 1997
------------------------                                                                        -------------------
DONALD D. BEANE

  /s/ SHELBY R. GIBBS                 Director                                             Date:   April 11, 1997
------------------------                                                                        -------------------
SHELBY R. GIBBS

  /s/ JOHN M. SALLAY                  Director                                             Date:   April 11, 1997
------------------------                                                                        -------------------
JOHN M. SALLAY

  /s/ JOHN R. SCHOEMER                Director                                             Date:   April 11, 1997
------------------------                                                                        -------------------
JOHN R. SCHOEMER

  /s/ LARRY J. TAYLOR                 Director                                             Date:   April 11, 1997
------------------------                                                                        -------------------
LARRY J. TAYLOR

  /s/ PAUL THOMPSON III               Director                                             Date:   April 11, 1997
-------------------------                                                                       -------------------
PAUL THOMPSON III

                               INDEX TO EXHIBITS


Exhibit
Number                       Description of Exhibit

3.1.1(a) Amended and Restated Certificate of Incorporation of the Company dated December 6, 1990.

3.1.2(a) Certificate of Amendment of Certificate of Incorporation of the Company filed July 2, 1992.

3.1.3(a) Certificate of Amendment of Certificate of Incorporation of the Company filed February 26, 1993.

3.1.4(a) Certificate of Amendment of Certificate of Incorporation of the Company filed November 1, 1993.

3.1.5 Certificate of Designation, Preferences and Rights of Series H Preferred Stock filed January 24, 1997 - incorporated by reference from Exhibit 4.1 of the Company's Current Report on Form 8-K dated January 27, 1997.

3.2(a)           Bylaws of the Company restated as of March 25, 1992.

4.1(a)(b)        1991 Stock Option Plan of the Company, as amended.

4.2(a)(b)        Amended and Restated 1994 Stock Option Plan of the Company.

4.3.1(a) Registration Rights Agreement dated March 25, 1992 among the Company, Phemus Corporation and Intercontinental Mining & Resources Limited.

4.3.2(a) Amendment to Registration Rights Agreement dated July 31, 1992, among the Company, Phemus Corporation and Intercontinental Mining & Resouces Limited.

4.3.3(a) Second Amendment to Registration Rights Agreement dated April 21, 1993, among the Company, Phemus Corporation, Quadrant Capital Corp. and Intercontinental Mining & Resources Incorporated.

4.3.4 Third Amendment to Registration Rights Agreement dated as of January 27, 1997, among the Company, Phemus Corporation and Intercontinental Mining & Resources Incorporated - incorporated by reference from Exhibit 4.4 of the Company's Current Report on Form 8-K dated January 27, 1997.

4.4.1(a) Registration Rights Agreement dated July 31, 1992, between the Company and Tenacqco Bridge Partnership, L.P.

4.4.2(a) Amendment to Registration Rights Agreement dated April 21, 1993, among the Company, Tenacqco Bridge Partnership, L.P. and DLJ Capital Corporation.

4.5.1(a) Amended and Restated Stockholders Agreement dated June 1, 1994, among DLJ Capital Corporation, Tenacqco Bridge Partnership, L.P., Phemus Corporation, Intercontinental Mining & Resources Incorporated, Quadrant Capital Corp., and the Company.

4.5.2 Amendment No. 1 to Stockholders Agreement dated as of January 27, 1997, among DLJ Capital Corporation, Tenacqco Bridge Partnership, L.P., Phemus Corporation, Intercontinental Mining & Resources Incorporated and the Company - incorporated by reference from Exhibit 4.3 of the Company's Current Report on Form 8- K dated January 27, 1997.

4.5.3(a)         Revised Schedule 1 to Stockholders Agreement dated as of March
                 28, 1997.

4.6(a) Stockholders Letter of Understanding dated January 17, 1995, among the Company, DLJ Capital Corporation, Phemus Corporation, Tenacqco Bridge Partnership, L.P.,
                 Intercontinental Mining & Resources Incorporated, Quadrant Capital Corp. and Societe Generale, as agent.

4.7 Form of Common Stock Purchase Warrant of the Company issued pursuant to the Securities Purchase Agreement dated January 27, 1997, between the Company and Phemus Corporation - incorporated by reference from Exhibit 4.5 of the Company's Current Report on Form 8-K dated January 27, 1997.

10.1(a) Stock Acquisition Agreement dated March 25, 1992, among the Company, Larry Jack Taylor, April Michele Taylor Trust and Kerri Denise Taylor Trust.

10.2(a)          Form of Lease executed by Taylor Petroleum, Inc. as Tenant.

10.3(a) Agreement Regarding Leases effective as of March 1, 1992, among the Company, Anadarko Development Company, Dakota Land Company, Salt Fork Company, Inc., Larry Jack Taylor, and First National Bank of Boston.

10.4(a) Stock Acquisition Agreement dated March 31, 1994, between the Company and ESCM & Associates, Inc. regarding the sale of Amber Refining, Inc. and Amber Pipeline, Inc.

10.5.1(a)        Amended and Restated Credit and Guaranty Agreement dated
                 October 2, 1995, among E-Z Serve Convenience Stores, Inc., the
                 Company, the lenders party thereto, and Societe Generale, as agent for the lenders.

10.5.2 Amendment and Waiver No.1 to Amended and Restated Credit and Guaranty Agreement dated April 30, 1996, among E-Z Serve Convenience Stores, Inc., the Company, the lenders party thereto, and Societe Generale, as agent for the lenders - incorporated by reference from Exhibit 10.1 of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996.

10.5.3(a)        Amendment and Waiver No. 2 to Amended and Restated Credit and
                 Guaranty Agreement dated March 27, 1997, among E-Z Serve
                 Convenience Stores, Inc., the Company, the lenders party thereto, and Societe Generale, as agent for the lenders.

10.6.1(a)        Agreement Between Dillon Companies, Inc. and E-Z Serve
                 Convenience Stores, Inc. dated December 2, 1994.

10.6.2(a)        Amendment to Agreement between Dillon Companies, Inc. and E-Z
                 Serve Convenience Stores, Inc. dated December 28, 1994.

10.6.3(a)        Second Amendment to agreement between Dillon Companies, Inc.
                 and E-Z Serve Convenience Stores, Inc.  dated January 17,
                 1995.

10.7 Agreement and Plan of Merger by and among the Company, EZS Acquisition Corporation and Sunshine dated June 15, 1995 - incorporated by reference from Exhibit 99.(c)(1) of the Company's Tender Offer Statement on Schedule 14D-1 dated June 19, 1995.

10.8 Offer of Purchase by EZS Acquisition Corporation dated June 19, 1995 - incorporated by reference from Exhibit 99.(a)(1) of the Company's Tender Offer Statement on Schedule 14D-1 dated June 19, 1995.

10.9 Securities Purchase Agreement dated January 27, 1997, between the Company and Phemus Corporation - incorporated by reference from Exhibit 99.1 of the Company's Current Report on Form 8-K dated January 27, 1997.

10.10(a)(b)      Employment Agreement dated March 4, 1997, between Kathleen
                 Callahan-Guion and the Company.

21(a)            Subsidiaries of the Registrant.

23(a) Consent of KPMG Peat Marwick LLP to the incorporation of their report, included in this Form 10-K for the year ended December 29, 1996, into the Company's previously filed Registration Statements on Forms S-8.

27(a)            Financial Data Schedule for the period ended December 29,
                 1996.

-------------------
(a)   filed herewith
(b)   Management contract or compensatory plan or arrangement.