Form 10-Q
period 1997-03-30
E Z SERVE CORPORATION
filed 1997-05-19
CIK 868575

==========================================================


                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549


                         ----------------------
                               FORM 10-Q
                         ----------------------


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 30,1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______ to _______.


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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

--    --


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   ----------------------------

             Common Stock $.01 par value:  69,319,530
        (Number of shares outstanding as of May 12, 1997


============================================================
============
                    E-Z SERVE CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                      FOR THE MONTH ENDED MARCH 30, 1997

                                   INDEX

Item
Number
Page

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets
         March 30, 1997 and December 29, 1996
1-2

         Consolidated Statements of Operations for the
         Three Months ended March 30, 1997 and
         March 31, 1996
3

         Consolidated Statements of Stockholders' Equity for
         the Year ended December 29, 1996 and Three Months
         ended March 30, 1997
4

         Consolidated Statements of Cash Flows for the
         Three Months ended March 30, 1997 and
         March 31, 1996
5-6

         Notes to Consolidated Financial Statements
7-13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
14-22


                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities
23

Item 3.  Defaults Upon Senior Securities
23

Item 4.  Submission of Matters to a Vote of Security Holders
23

Item 6.  Exhibits and Reports on Form 8-K
23


SIGNATURES

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                  E-Z SERVE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                              (In Thousands)

                                             March 30,
December 29,
                                               1997
1996
                                             ---------   ---
---------

ASSETS
------
Current Assets:
  Cash and cash equivalents                  $  7,057      $
6,333
  Receivables, net of allowance for
    doubtful accounts                           8,231
8,764
  Inventory                                    38,394
40,070
  Environmental receivables                     7,246
7,246
  Assets held for resale                       18,287
--
  Prepaid expenses and other current assets     2,965
2,474
                                             --------      -
-------

      Total Current Assets                     82,180
64,887

  Property and equipment, net of accumulated
    depreciation                              116,367
137,298
  Environmental receivables                    34,118
34,305
  Other assets                                  3,624
3,915
                                             --------      -
-------

                                             $236,289
$240,405
                                             ========
========


















       The accompanying Notes to Consolidated Financial
Statements
              are an integral part of these Statements.

              E-Z SERVE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS  (Continued)
                    (Unaudited and In Thousands)

                                             March 30,
December 29,
                                               1997
1996
                                             ---------    --
----------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Trade payables                             $ 28,437
$ 29,563
  Accrued liabilities and other                23,807
26,265
  Current portion of environmental liability    8,608
9,017
  Current portion of long-term obligations     26,329
14,841
                                             --------
--------
      Total Current Liabilities                87,181
79,686
                                             --------
--------

Long-Term Obligations:
  Payable to banks, net of current portion     48,669
64,739
  Obligations under capital leases              1,310
1,338
  Other, net of current portion                   218
238
Environmental liability                        32,510
32,571
Other liabilities                               6,523
6,549
Commitments and contingencies                      --
--
                                             --------
--------
      Total Long-Term Liabilities              89,230
105,435
                                             --------
--------

Redeemable Preferred Stock                     12,648
--
                                             --------
--------

Stockholders' Equity:
  Preferred stock, $.01 par value, authorized
    3,000,000 shares; 75,656 shares
    Series C issued and outstanding at
    December 29, 1996                              --
1
  Common stock, $.01 par value; authorized
    100,000,000 shares:  69,319,530 and
    69,119,530 shares issued and outstanding
    at March 30, 1997 and December 29, 1996,
    respectively                                  693
691
  Additional paid-in capital                   49,611
56,527
  Retained earnings (accumulated deficit)
    subsequent to March 28, 1993, date of
    quasi-reorganization (total deficit
    eliminated $86,034)                        (3,074)
(1,935)
                                             --------
--------
      Total Stockholders' Equity               47,230
55,284
                                             --------
--------
                                             $236,289
$240,405
                                             ========
========

      The accompanying Notes to Consolidated Financial
Statements
               are an integral part of these Statements.

                        E-Z SERVE CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited and In Thousands except per share amounts)

                                                Three Months
Ended
                                             ---------------
---------
                                              March 30,
March 31,
                                                1997
1996
                                             -----------  --
---------
Revenues:
--------
  Motor fuels (Includes excise taxes of
    approximately $35,110 and $37,339
    for the three month 1997 and 1996
    periods, respectively)                   $  124,046   $
118,665
  Convenience store                              73,612
72,801
  Other income, net                               4,102
3,294
                                             ----------   --
--------
                                                201,760
194,760
                                             ----------   --
--------
  Cost and Expenses:
    Cost of sales:
      Motor fuels                               112,636
107,336
      Convenience store                          51,394
51,363
    Operating expenses                           28,033
28,394
    Selling, general and administrative
      expenses                                    5,739
6,120
    Depreciation and amortization                 3,341
3,385
    Interest expense                              2,369
2,115
                                             ----------   --
--------
                                                203,512
198,713
                                             ----------   --
--------
  Loss before income taxes                       (1,752)
(3,953)
  Income tax benefit                               (613)
(127)
  Benefit in lieu of taxes                           --
(1,257)
                                             ----------   --
--------
    Net loss                                     (1,139)
(2,569)
  Preferred Stock dividends and accretion          (394)
(227)
                                             ----------   --
--------
  Net loss attributable to common stock      $   (1,533)  $
(2,796)
                                             ==========
==========
  Primary loss per common and
    common equivalent share                  $     (.02)  $
(.04)
                                             ==========
==========
  Fully diluted loss per common and
    common equivalent share                  $     (.02)  $
(.04)
                                             ==========
==========
  Weighted average common and common
    equivalent shares outstanding:
      Primary                                69,157,992
67,860,357
                                             ==========
==========
      Fully diluted                          69,157,992
67,860,357
                                             ==========
==========

     The accompanying Notes to Consolidated Financial
Statements
              are an integral part of these Statements.

                      E-Z SERVE CORPORATION
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Unaudited and In Thousands)


                                           Additional Retained
                       Preferred  Common     Paid-In  Earnings
                         Stock    Stock      Capital  (Deficit)   Total
                       --------- --------  ---------- --------- ---------
Balance,
  December 31, 1995     $     1  $   679    $56,340   $ 13,140  $ 70,160

  Net loss                   --       --         --    (15,075)  (15,075)
  Exercise of stock
    options                  --        1         57         --        58
  Exercise of stock
    warrants                 --       11        (13)        --        (2)
  Deferred compensation-
    stock options            --       --        143         --       143
                        -------  -------    -------    -------   -------
Balance,
  December 29, 1996     $     1  $   691    $56,527    $(1,935)  $55,284

  Net loss                   --       --         --     (1,139)   (1,139)
  Exercise of
    stock options            --        2         78         --        80
  Deferred compensation-
    stock options            --       --         16         --        16
  Stock option compensation  --       --        870         --       870
  Retirement of Series
    C Preferred Stock        (1)      --     (7,566)        --    (7,567)
  Dividends - Series C
    Preferred Stock          --       --       (792)        --      (792)
  Common Stock Purchase
    Warrants                 --       --        872         --       872
  Dividends - Series H
    Preferred Stock          --       --       (314)        --      (314)
  Accretion of Preferred
    Stock                    --       --        (80)        --       (80)
                        -------  -------    -------    -------   -------

Balance,
  March 30, 1997        $    --  $   693    $49,611    $(3,074)  $47,230
                        =======  =======    =======    =======   =======

















     The accompanying Notes to Consolidated Financial
Statements
              are an integral part of these Statements.

                           E-Z SERVE CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited and In Thousands)


                                                  Three Months Ended
                                                ----------------------
                                                March 30,    March 31,
                                                  1997         1996
                                                ---------    ---------
Cash flows from operating activities:
  Net loss                                      $ (1,139)    $ (2,569)
  Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
    Depreciation and amortization -
      Fixed Assets                                 3,341        3,385
    Amortization - Deferred Financing Costs          346          143
    Gain on sale of assets                          (380)         (12)
    Payments for environmental remediation          (470)        (447)
    Payments for removal of underground
      storage tanks                                  (79)        (179)
    Benefit in lieu of taxes                          --       (1,257)
    Stock option expense                              16           36
  Changes in assets and liabilities:
    (Increase) decrease in accounts and
      notes receivable                               678         (467)
    Decrease in inventory                          1,676          743
    (Increase) decrease in prepaid
      expenses and other                            (312)         326
    Decrease in accounts payable
      and accruals                                (3,028)      (4,956)
  Other - net                                        260         (481)
                                                --------    ---------
      Net cash provided by (used in)
        operating activities                         909       (5,735)
                                                --------   ----------

  Cash flows from investing activities:
    Proceeds from sale of assets                     647          151
    Capital expenditures and other
      asset additions                               (938)      (3,972)
                                                --------    ---------
      Net cash used in investing activities         (291)      (3,821)
                                                --------    ---------












     The accompanying Notes to Consolidated Financial
Statements
              are an integral part of these Statements.

                           E-Z SERVE CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
(Continued)
                        (Unaudited and In Thousands)

                                                  Three
Months Ended
                                                ------------
-----------
                                                March 30,
March 31,
                                                  1997
1996
                                                ---------
-----------
Cash flows from financing activities:
  Net borrowings under revolving line
    of credit                                   $ (1,000)
$ 5,200
  Repayment of long-term debt                     (3,640)
(2,057)
  Issuance of common stock                            80
--
  Issuance of Preferred H stock, net              13,440
--
  Retirement of Preferred C stock                 (7,567)
--
  Dividends on Preferred C stock                    (792)
--
  Proceeds from long-term debt                        10
--
  Payments for deferred financing costs             (425)
--
                                                --------
-------

    Net cash provided by financing activities        106
3,143
                                                --------
-------

Net increase (decrease) in cash and
  cash equivalents                                   724
(6,413)
Cash and cash equivalents at beginning
  of period                                        6,333
15,759
                                                --------
-------

Cash and cash equivalents at the end
  of period                                     $  7,057
$ 9,346
                                                ========
=======

Non-cash effect of:
  Series H Preferred Stock dividends            $    314
$    --
                                                --------
-------

Supplemental cash flow information:
  Net cash paid during the period for:
    Interest                                    $  2,454
$ 2,064
    Income taxes                                      --
--











     The accompanying Notes to Consolidated Financial
Statements
              are an integral part of these Statements.

                           E-Z SERVE CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                          (Dollars in Thousands)


NOTE (1) BASIS OF PRESENTATION
------------------------------

The consolidated financial statements presented herein include the accounts of E-Z Serve Corporation and its wholly-owned operating subsidiaries, E-Z Serve Convenience
Stores, Inc.  ("EZCON"), and E-Z Serve Petroleum Marketing
Company ("EZPET"). Unless the context indicates to the contrary, the term of "Company" as used herein should be understood to include subsidiaries of E-Z Serve Corporation and predecessor corporations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for preparing Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 28, 1997. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 1996.

Certain items in the 1996 consolidated financial statements have been reclassified to conform with the presentations in the March 30, 1997 consolidated financial statements.


NOTE (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

Reference is made to the Notes to Consolidated Financial
Statements included in the Company's annual report on Form
10-K for the year ended December 29, 1996.

The computation of earnings per common share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common equivalent shares arising from convertible preferred stock using the if-converted method and dilutive stock options and warrants using the treasury stock method.

During the three month periods ended March 30, 1997 and March 31, 1996, Common Stock Equivalents were not included in per share calculations, as they were anti-dilutive.

The carrying value of the Redeemable Preferred Stock was initially recorded at the issue price (net of issuance costs and the value of

                           E-Z SERVE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
                               (Unaudited)
                          (Dollars in Thousands)


the associated warrants) and is being increased by monthly accretions to retained earnings, or paid-in capital in the absence of retained earnings, of the difference between the issuance price and the redemption value.


NOTE (3) QUASI-REORGANIZATION
-----------------------------

With the acquisitions of Taylor Petroleum, Inc. and EZCON in 1992, and with the April 21, 1993 debt restructuring, the Company was recapitalized and its primary business changed from that of a gasoline marketer to a convenience store operator. Accordingly, effective March 28, 1993, the Company's Board of Directors authorized management to effect a quasi-reorganization. In this regard, the Company recognized a write down of $12,997 in the value of management information systems, convenience store assets, securities of related parties, and the future liabilities associated with the Marketer locations.

As part of the quasi-reorganization, the deficit in retained earnings was eliminated against additional paid-in capital. Retained earnings after the quasi-reorganization are dated to reflect only the results of operations subsequent to March 28, 1993. Any tax benefits of operating loss and tax credit carryforward items which arose prior to the quasi-reorganization will be reported as a direct credit to paid-in capital.

                           E-Z SERVE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
                               (Unaudited)
                          (Dollars in Thousands)


NOTE (4) LONG-TERM OBLIGATIONS AND CREDIT ARRANGEMENTS
------------------------------------------------------

  Long-term obligations consist of the following:

                                              March 30,  December 29,
                                                1997         1996
                                             ----------  ------------
  Revolving lines of credit payable to banks  $ 4,200      $ 5,200
  Term notes payable to banks                  70,369       73,989
    Current portion                           (25,900)     (14,450)
                                              -------      -------
                                               48,669       64,739
                                              -------      -------

  Note payable to major stockholder                25           25
    Current portion                               (25)         (25)
                                              -------      -------
                                                   --           --
                                              -------      -------

  Capital lease obligations                     1,634        1,624
    Current portion                              (324)        (286)
                                              -------      -------
                                                1,310        1,338
                                              -------      -------

  Long-term obligation - other                    298          318
    Current portion                               (80)         (80)
                                              -------      -------
                                                  218          238
                                              -------      -------

      Total long-term obligations             $50,197      $66,315
                                              =======      =======

On January 17, 1995, EZCON entered into a Credit and
Guaranty Agreement ("C & G Agreement") with a group of banks (the "Lenders") including Societe Generale as
Agent. The C & G Agreement provided for a term loan of $45,000 ("Term Loan") and a $15,000 revolving line of credit ("Revolver"). At closing, the Term Loan was fully drawn and the proceeds were used (a) to repay in full the outstanding amounts owed under the previous credit agreement, (b) to finance the initial payment for the acquisition of Time Saver Stores, Inc., and (c) for working capital purposes. On July 21, 1995 the C & G
Agreement was amended whereby the Lenders increased the Term Loan available to the Company to $60,400. The
Company fully drew the additional $15,400 and the proceeds were used for the acquisition of Sunshine Jr.
Stores, Inc. ("SJS").  With the acquisition of SJS, the
Company assumed the indebtedness of SJS.  On October 2,
1995, the Amended and Restated Credit and Guaranty
Agreement ("Amended C & G Agreement") was entered into and the Term Loan was increased to $80,000, the Revolver was increased to $25,000 and the letter of

                           E-Z SERVE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
                               (Unaudited)
                          (Dollars in Thousands)

credit sub-limit was increased to $15,000. The Company fully drew the additional $19,600 available on the Term
Loan and used the proceeds to retire all of the outstanding debt of SJS.

As a result of financial covenant violations incurred by the Company in 1996, an amendment to the Amended C & G
Agreement ("C & G Agreement -- Amendment No. 2") was entered into on March 27, 1997. Under the terms of the C
& G Agreement -- Amendment No. 2, the Term Loan and the
Revolver mature on October 1, 1998. Both loans bear interest at the prime rate plus 1.75%, and, with proper notice to the Agent, both can be converted to LIBOR loans at LIBOR plus 3.0%. During the first quarter of 1997, the Term Loan was converted to a LIBOR loan at an average interest rate of 8.61%.

The Term Loan requires semi-annual principal payments of $4,820 on July 24, 1997, $5,780 on January 24, 1998, and
$6,280 on July 24, 1998.  Also, the C & G Agreement --
Amendment No. 2 requires that 100% of certain transaction proceeds, as defined, be immediately applied as a mandatory prepayment of the Term Loan in the inverse order of maturity. However, 50% of the first $10,600 of any asset sale can be applied pro rata to the scheduled
Term Loan principal payments due July 1997 and January
1998.  Further, in accordance with the C & G Agreement --
Amendment No. 2, the aggregate outstanding principal amount of the Term Loan must be reduced to $60,000 by September 30, 1997, $55,000 by December 31, 1997, and
$45,000 by February 28, 1998.

In order to facilitate these reductions, the Company is divesting certain assets that are not consistent with its strategic plan or are outside of its primary market area.
The net book value of these assets has been classified as a current asset. In April 1997, net proceeds of $479 from certain transactions related to the sale of EZPET were applied against the outstanding Term Loan balance.
Additionally, on April 30, 1997, the Company signed an agreement to sell 20 stores in the Nashville area.
Closing is planned for May 21, 1997 and net proceeds of approximately $11,400 will also be applied to the Term
Loan. Further, on May 2, 1997, the Company entered into an agreement to sell 37 locations in Central Florida.
Closing is planned for the end of June and net proceeds of approximately $4,250 will be used to reduce the Term
Loan balance. Management believes, but can provide no assurance, that these transactions will close as scheduled. Upon closing, the July 24, 1997 scheduled principal payment will be reduced to $2,410 and the January 24, 1998 scheduled principal payment will be reduced to $2,890. Management anticipates that these payments will be funded from cash flow. Management also believes that other planned asset sales enable the Company to further reduce its debt to the level required by the C & G Agreement - Amendment No. 2 at February 28,
1998.


The Revolver can be used for working capital purposes and for issuance of a maximum of $15,000 of letters of credit. The Revolver has a "clean-down" provision whereby, under the C & G Agreement -- Amendment No. 2, during a five consecutive calendar day period of

                           E-Z SERVE CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                          (Dollars in Thousands)


each calendar month, the aggregate outstanding borrowings cannot exceed certain defined levels. At March 30, 1997, there were $4,200 of outstanding borrowings under the Revolver and there were $8,847 of outstanding letters of credit issued primarily for workers compensation claims.
The Term Loan and Revolver are secured by the Company's pledge of all the capital stock of its subsidiaries.
Further, the C & G Agreement -- Amendment No. 2 grants the Lenders, among other things, a security interest in substantially all of the Company's real property, buildings and improvements, fixtures, equipment, inventories, and receivables. Provisions of the C & G
Agreement -- Amendment No. 2 require the Company to remain within the limits of certain defined financial covenants, and impose various restrictions on distributions, business transactions, contractual obligations, capital expenditures, and lease obligations.


NOTE (5) COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

By December 22, 1998, all USTs must be corrosion protected and overfill/spill protected. Additionally, by December 1993, all USTs had to have a method of leak detection installed. As of March 30, 1997, the Company was in complete compliance with leak detection standards and, excluding EZPET, approximately 70% completed with the corrosion and overfill/spill requirements. The
Company estimates that it will make additional capital expenditures of $2,806 and $2,641 in 1997 and 1998 respectively, to be in full compliance with the regulations by the 1998 deadline.

Additionally, the Company estimates that the total future cost of performing remediation on contaminated sites will be approximately $41,118, of which approximately $34,180 is expected to be reimbursed by state trust funds. Also, the Company anticipates incurring approximately $2,208 for the costs of removing USTs at abandoned locations.
During 1995, the Company entered into an agreement with an environmental consulting firm whereby the consulting firm assumes responsibility for the cleanup of contaminated sites at approximately 80% of the Company's locations. Under this agreement ("Direct Bill
Agreement"), the consulting firm remediates the sites at its cost and files for reimbursement from the state. The
Company experiences no cash cost for these sites, other than the cost of the deductible, unless the state does not reimburse the consulting firm within a period of twenty-four months in which case the Company is obligated

                           E-Z SERVE CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                          (Dollars in Thousands)


to reimburse the consulting firm.  With the Direct Bill
Agreement, assuming full reimbursement by the states to the consulting firm, the future cash cost to the Company for remediating contaminated sites drops to approximately
$9,446, of which, approximately $5,396 is expected to be reimbursed by state funds. At March 30, 1997, for work largely completed prior to the Direct Bill Agreement, the Company had completed the necessary remediation and has reimbursement claims totaling approximately $7,184 with the various states in which it operates.

On April 22, 1997, the Company entered into an agreement with Environmental Corporation of America ("ECA") whereby
ECA replaced the previous environmental consulting firm at all existing contaminated sites with the exception of approximately 25 sites in Florida. Under this new agreement, ECA remediates the sites at its cost and files for reimbursement from the applicable state. The Company incurs no cash costs for these sites, other than the cost of the deductible and the cost to remediate any locations deemed non-qualified for reimbursement by the state. The agreement imposes no liability on the Company in the event that payment from the state trust funds are delayed.

The above estimates are based on current regulations, historical results, assumptions as to the number of tanks to be replaced, and certain other factors. The actual cost of remediating contaminated sites and removing tanks may be substantially lower or higher than the amount reserved due to the difficulty in estimating such costs and due to potential changes in regulations or state reimbursement programs.


NOTE (6)  REDEEMABLE PREFERRED STOCK
------------------------------------

On January 27, 1997 the Company sold 140,000 shares of its newly issued Series H Preferred Stock, ("Series H
Preferred Stock") to the same major stockholder that held substantially all of the Company's Series C Preferred
Stock. The Series H Preferred Stock is entitled to receive semi-annual dividends at the rate of 13% per annum paid in additional shares of Series H Preferred
Stock. In an event of default, as defined, the dividend rate increases to 23% and the holders can elect one director to a separate class of directors who shall have a majority of the votes on the Board of Directors. The
Series H Preferred Stock has no voting rights, but ranks senior to any capital stock or other equity securities of the Company. It can be redeemed by the Company at any time, but is mandatorily redeemable upon the earlier of
(a) the third anniversary of the date of issuance, (b) the occurrence of a change of ownership, as defined, or
(c) the occurrence of a fundamental change, as defined.
Warrants representing the purchase of 960,000 shares of the Company's common stock at a nominal exercise price were also issued as part of this transaction. Additional warrants are issuable on each anniversary that the Series
H Preferred Stock remains outstanding. The Series H

                           E-Z SERVE CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                          (Dollars in Thousands)


Preferred Stock has a liquidation value of $14,000, and
was recorded at a net amount of $12,568 after deducting
issuance fees of $560 and the value of the 960,000
warrants of $872.  The excess of the liquidation value
over the carrying value is being accreted monthly over
the three-year mandatory redemption period.  Net proceeds
of $13,440 from the sale of the Series H Preferred Stock
were used by the Company in the following manner:  $8,359
to redeem all of the 75,656 outstanding shares, plus all accrued but unpaid dividends, of the Company's $6.00
Convertible Preferred Stock, Series C; and $5,081 for general corporate purposes, including paying down a portion of amounts outstanding under the Revolver.


NOTE (7) SUBSEQUENT EVENTS
--------------------------

In April 1997, the Company entered into a series of agreements with Environmental Corporation of America, Inc. and Restructure, Inc., an affiliate of ECA, ("Restructure") to sell all of the capital stock of EZPET
("EZPET Stock Purchase Agreement"), to sell all claims for reimbursement that EZCON has from state trust funds for environmental remediation work completed to date, and to enter into a new environmental remediation agreement for the clean up of all remaining contaminated sites of EZCON.

Under the terms of the EZPET Stock Purchase Agreement,
Restructure has agreed to indemnify the Company against any and all actions, suits and losses, damages, deficiencies, and obligations suffered by the Company as a result of its ownership, operation, or conduct of EZPET's business. ECA has guaranteed the obligations of Restructure under the EZPET Stock Purchase Agreement.
The selling price of $451 will be collected by the Company throughout 1997 and, as collected, will be used to pay down a portion of the Company's Term Loan.

The environmental remediation services agreement with ECA is similar to an agreement the Company currently has with another environmental consulting firm whereby the consulting firm is responsible for remediating the EZCON sites at its cash cost and then filing for reimbursement from the relevant state trust funds. Under the new agreement, however, the Company is not liable for any delay in payment that ECA may experience with any state trust fund. Additionally, the Company received proceeds of $1,599 from the sale to ECA of existing claims for reimbursement from state environmental trust funds. These proceeds were used to pay down amounts outstanding under the Revolver.

The Company has also signed agreements to sell 20 stores in the Nashville area and 37 stores in Central Florida.
(See Note 4 -- Long-Term Obligations and Credit
Arrangements.)

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

                              Results of Operations
                         -----------------------------
    (In thousands except store counts, per gallon prices and margins)

                                                   Three Months Ended
                                                 -----------------------
                                                 March 30,    March 31,
                                                   1997         1996
                                                 ---------    ---------
CONVENIENCE STORE OPERATIONS (1)
--------------------------------
Merchandise:
  Average number of merchandise stores
    during the period                                  690          735
  Merchandise sales                               $ 73,612     $ 72,801
  Merchandise sales per location per month        $   35.6     $   33.0
  Gross profit                                    $ 22,218     $ 21,438
  Gross profit per location per month             $   10.7     $    9.7
  Gross profit percentage                            30.18        29.45

Motor Fuels:
  Average number of motor fuel stores
    during the period                                  657          693
  Gallons sold                                      90,397       93,953
  Gallons sold per location per month                 45.9         45.2
  Revenues                                        $108,420     $101,362
  Price per gallon                                $   1.20     $   1.08
  Gross profit                                    $  9,959     $  9,650
  Gross profit per location per month             $    5.1     $    4.6
  Gross profit per gallon                         $  .1102     $  .1027

MARKETER OPERATIONS (2)
-----------------------
  Average number of operating locations
    during the period                                  171          200
  Gallons sold                                      12,772       15,660
  Gallons sold per location per month                 24.9         26.1
  Revenues                                        $ 15,626     $ 17,303
  Price per gallon                                $   1.22     $   1.11
  Gross profit (3)                                $  1,451     $  1,679
  Gross profit per location per month             $    2.8     $    2.8
  Gross profit per gallon                         $  .1136     $  .1072

(1) At March 30, 1997, there were 687 Company operated convenience stores (652 of which sold motor fuels) and 7 franchised convenience stores.

(2)  Represents non-company operated motor fuel retail outlets
("Marketers").  At March 30, 1997 there were 168 Marketers.

(3) Gross profit is shown before deducting compensation paid to operators of locations not operated by the Company of $616,000 and $866,000 for the three months ended March 30, 1997 and March 31, 1996, respectively.

Overview
--------

The Company reported net losses of $1,139,000 and $2,569,000 for the three month periods ended March 30, 1997 and March 31, 1996, respectively. The first quarter 1997 loss included a non-recurring gain of $397,000, net of tax, related to an insurance settlement in the Company's favor.

Operating Gross Profit
----------------------

Convenience store ("C-Store") merchandise sales increased 1.1% in the first quarter of 1997 compared to the first quarter of 1996. Merchandise sales per location for the first quarter of 1997 increased 7.7% as compared to the same period in 1996. These increases are largely due to increased marketing efforts, and, on a per location basis, are also affected by the Company's ongoing program of closing or selling under-performing locations. For the first quarter of 1997, merchandise revenue comprised 36.5% of the Company's total revenue as compared to 37.4% for the first quarter of 1996.

The average merchandise gross profit margin of 30.18% for the first quarter of 1997 is up by 0.73 over the 29.45% reported for the same period of 1996. This margin increase reflects higher product margins and reduced shrinkage. Merchandise sales at comparable stores increased 5.9% in the first quarter of 1997 as compared to the same 1996 period.

Average C-Store gross profit per gallon increased .75 cents to 11.02 cents per gallon in the first quarter of 1997 as compared to the first quarter of 1996 reflecting improved market conditions. Sales volumes at comparable locations declined 1.1% in the first quarter of 1997 as compared to the first quarter of 1996. Total gallons sold by non-company operated motor fuel retail outlets ("Marketers") decreased 18.4% in the first quarter of 1997 as compared to the same period of 1996 reflecting a 14.5% decrease in the average number of operating locations during 1997 as the Company continued to dispose of or close Marketer locations. The first quarter 1997 Marketer average gross profit was .64 cents per gallon above the first quarter of 1996, due to lower industry margins in 1996, as described above.

Other Income
------------

Other income (which includes money order sales income, gross profit from the sale of lottery tickets, telephone commissions, rental income, interest income, franchise fee income, and other) increased 24.5% in the three months ended March 30, 1997 as compared to the first three months of 1996. Other income for the first three months of 1997 included $610,000, of non-recurring insurance settlements in the Company's favor. Exclusive of this non-recurring item, the 1997 increase in other income over the comparable period of 1996 would have been 6% and is primarily due to gains recognized on the disposition of non-strategic or under-performing stores.

Expenses
--------

Total operating expenses decreased by 1.3% for the first quarter of 1997 as compared to the same period in 1996 which is due to the decrease in the number of operating locations. Operating expenses as a percentage of total revenues, were 13.9% for the first quarter of 1996 as compared to 14.6% for the same period in 1996. Operating expenses, as a percentage of merchandise revenue, were 38.1% and 39.0% for the first quarters of 1997 and 1996, respectively. Selling, General, and Administrative ("SG&A") expenses for the first quarter 1997 decreased 6.2% as compared to the first quarter 1996. SG&A expenses, as a percent of total revenue, decreased to 2.8% in the first quarter 1997 from 3.1% in the first quarter 1996. These decreases are primarily due to the Company's ongoing cost reduction program.

Depreciation and amortization expense decreased 1.3% in the three months ended March 30, 1997 as compared to the same period in 1996 due to the lower number of operating locations.

Interest expense increased $254,000 for the three month period ended March 30, 1997 as compared to the same period in 1996 due to increased debt financing costs caused by the shorter tenure of the Company's bank debt.

Inflation
---------

The Company believes inflation has not had a material effect on its results of operations. The Company does, however, experience short-term fluctuations in its motor fuel gross profit margins as a result of changing market conditions for the supply and demand of gasoline.

Liquidity and Capital Resources
-------------------------------

The following table sets forth key balance sheet amounts and corresponding ratios for periods included in the accompanying consolidated financial statements:

                                           March 30,
December 29,
                                             1997
1996
                                          -----------  -----
-------
Current assets                            $82,180,000
$64,887,000
Current liabilities                       $87,181,000
$79,686,000
Current ratio                                  0.94:1
0.81:1

Long-term debt (including related
  parties, capital leases and other)      $50,197,000
$66,315,000
Stockholders' equity                      $47,230,000
$55,284,000
Long-term debt to equity ratio                 1.06:1
1.20:1

Common shares outstanding                  69,319,530
69,119,530



Liquidity
---------

Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. Receivables relate to undeposited sales by Marketers, credit card sales, lottery and lotto redemptions, manufacturer rebates, and other receivables. In addition, the Company finances its inventory requirements primarily through normal trade credit terms. This condition allows the Company to operate with a low level of cash and working capital. The
Company had a working capital deficit of $5,001,000 at March 30, 1997, as compared to $14,799,000 at year end
1996. The change is due to the reclassification, approximately $18,000,000, of the carrying value of certain non-core locations the Company expects to sell in 1997 in order to satisfy the principal amortization schedule required by the C & G Agreement -- Amendment No.
2. The increase in current assets is partially offset by the increase in the current portion of long-term debt obligations resulting from the amended terms of the Company's Term Loan. As of March 30,1997, the Company had
$7,044,000 available on its revolving line of credit.

During the first quarter of 1997, the Company received the following major non-recurring cash proceeds: sale of fixed assets of $647,000 and proceeds from insurance settlements of $610,000. Major non-recurring expenditures included:
$377,000 for capital and environmental equipment; $470,000 for environmental remediation; and $79,000 for removal of underground storage tanks.

Approximately 62% of the Company's revenues are derived from motor fuel sales and, because the Company acquires
100% of its product on a virtual spot basis, gross margins are subject to sudden changes whenever a disproportionate movement between purchase costs and retail selling prices occurs. Frequently these movements are not in line with each other which leads to unusually wide or narrow margins. In addition, attempts by major oil companies and others, including the Company, to gain market share have placed added pressure on margin and volume. Without stability in the marketplace, the Company may temporarily experience operating results that are unprofitable before considering depreciation and debt service.

The Company believes that cash flow from operations and available working capital will provide the Company with sufficient liquidity to conduct its business in an ordinary manner. However, the occurrence of unanticipated events or a prolonged motor fuel margin squeeze could cause cash shortfalls to exist and require the Company to borrow on its revolving line of credit to a greater extent than currently anticipated, to seek additional debt financing or to seek additional equity capital which may or may not be available. In addition, in accordance with the terms of the C & G Agreement -- Amendment No. 2 (see
Capital Resources), the Company has the option to apply a portion of the proceeds received from sales of assets to the July 1997 and January 1998 scheduled principal payments.

Capital Resources
-----------------

On January 17, 1995, EZCON entered into a Credit and
Guaranty Agreement ("C & G Agreement") with a group of banks (the "Lenders")

including Societe Generale as Agent. The C & G Agreement provided for a term loan of $45,000,000 ("Term Loan") and a $15,000,000 revolving line of credit ("Revolver"). At closing, the Term Loan was fully drawn and the proceeds were used (a) to repay in full the outstanding amounts owed under the previous credit agreement, (b) to finance the initial payment for the acquisition of Time Saver
Stores, Inc., and (c) for working capital purposes.  On
July 21, 1995 the C & G Agreement was amended whereby the
Lenders increased the Term Loan available to the Company to $60,400,000. The Company fully drew the additional
$15,400,000 and the proceeds were used for the acquisition of Sunshine Jr. Stores, Inc. ("SJS"). With the acquisition of SJS, the Company assumed the indebtedness of SJS. On October 2, 1995, the Amended and
Restated Credit and Guaranty Agreement ("Amended C & G
Agreement") was entered into and the Term Loan was increased to $80,000,000, the Revolver was increased to $25,000,000 and the letter of credit sub-limit was increased to $15,000,000. The Company fully drew the additional $19,600,000 available on the Term Loan and used the proceeds to retire all of the outstanding debt of SJS.

As a result of financial covenant violations incurred by the Company in 1996, an amendment to the Amended C & G
Agreement ("C & G Agreement -- Amendment No. 2") was entered into on March 27, 1997. Under the terms of the C
& G Agreement -- Amendment No. 2, the Term Loan and the
Revolver mature on October 1, 1998. Both loans bear interest at the prime rate plus 1.75%, and, with proper notice to the Agent, both can be converted to LIBOR loans at LIBOR plus 3.0%. During the first quarter of 1997, the Term Loan was converted to a LIBOR loan at an average interest rate of 8.61%.

The Term Loan requires semi-annual principal payments of $4,820,000 on July 24, 1997, $5,780,000 on January 24,
1998, and $6,280,000 on July 24, 1998.  Also, the C & G
Agreement -- Amendment No. 2 requires that 100% of certain transaction proceeds, as defined, be immediately applied as a mandatory prepayment of the Term Loan in the inverse order of maturity. However, 50% of the first
$10,600,000 of any asset sale can be applied pro rata to the scheduled Term Loan principal payments due July 1997 and January 1998. Further, in accordance with the C & G
Agreement -- Amendment No. 2, the aggregate outstanding principal amount of the Term Loan must be reduced to $60,000,000 by September 30, 1997, $55,000,000 by
December 31, 1997, and $45,000,000 by February 28, 1998.

In order to facilitate these reductions, the Company is divesting certain assets that are not consistent with its strategic plan or are outside of its primary market area.
The net book value of these assets has been classified as a current asset. In April 1997, net proceeds of $479,000 from certain transactions related to the sale of EZPET were applied against the outstanding Term Loan balance.
Additionally, on April 30, 1997, the Company signed an agreement to sell 20 stores in the Nashville area.
Closing is planned for May 21, 1997 and net proceeds of approximately $11,400,000 will also be applied to the Term Loan. Further, on May 2, 1997, the Company entered into an agreement to sell 37 locations in Central
Florida. Closing is planned for the end of June and net proceeds of approximately $4,250,000 will be used to reduce the Term Loan balance. Management believes, but can provide no assurance, that these transactions will close as scheduled. Upon closing, the July 24, 1997 scheduled principal payment will be reduced to $2,410,000 and the January 24, 1998 scheduled principal payment will be reduced to $2,890,000. Management anticipates that these payments will be funded from cash flow. Management also believes that other planned asset sales will enable the Company to further reduce its debt to the level required by the C & G Agreement - Amendment No. 2 at February 28,
1998.

The Revolver can be used for working capital purposes and for issuance of a maximum of $15,000,000 of letters of credit. The Revolver has a "clean-down" provision whereby, under the C & G Agreement -- Amendment No. 2, during a five consecutive calendar day period of each calendar month, the aggregate outstanding borrowings cannot exceed certain defined levels. At March 30, 1997, there were $4,200,000 of outstanding borrowings under the Revolver and there were $8,847,000 of outstanding letters of credit issued primarily for workers compensation claims. The Term Loan and Revolver are secured by the Company's pledge of all the capital stock of its subsidiaries. Further, the C & G Agreement -- Amendment
No. 2 grants the Lenders, among other things, a security interest in substantially all of the Company's real property, buildings and improvements, fixtures, equipment, inventories, and receivables. Provisions of the C & G Agreement -- Amendment No. 2 require the
Company to remain within the limits of certain defined financial covenants, and impose various restrictions on distributions, business transactions, contractual obligations, capital expenditures, and lease obligations.

On January 27, 1997 the Company sold 140,000 shares of its newly issued Series H Preferred Stock, ("Series H
Preferred Stock") to the same major stockholder that held substantially all of the Company's Series C Preferred
Stock. The Series H Preferred Stock is entitled to receive semi-annual dividends at the rate of 13% per annum paid in additional shares of Series H Preferred
Stock. In an event of default, as defined, the dividend rate increases to 23% and the holders can elect one director to a separate class of directors who shall have a majority of the votes on the Board of Directors. The
Series H Preferred Stock has no voting rights, but ranks senior to any capital stock or other equity securities of the Company. It can be redeemed by the Company at any time, but is mandatorily redeemable upon the earlier of
(a) the third anniversary of the date of issuance, (b) the occurrence of a change of ownership, as defined, or
(c) the occurrence of a fundamental change, as defined.
Warrants representing the purchase of 960,000 shares of the Company's common stock at a nominal exercise price were also issued as part of this transaction. Additional warrants are issuable on each anniversary that the Series
H Preferred Stock remains outstanding. The Series H
Preferred Stock has a liquidation value of $14,000,000, and was recorded at a net amount of $12,568,000 after deducting issuance fees of $560,000 and the value of the 960,000 warrants of $872,000. The excess of the liquidation value over the carrying value is being accreted monthly over the three-year mandatory redemption period. Net proceeds of $13,440,000 from the sale of the Series H Preferred Stock were used by the Company in the following manner: $8,359,000 to redeem all of the 75,656 outstanding shares, plus all accrued but unpaid dividends, of the Company's $6.00 Convertible Preferred
Stock, Series C; and $5,081,000 for general corporate purposes, including paying down a portion of amounts outstanding under the Revolver.

Due to capital constraints brought about largely by operating losses and by the environmental expenditure requirements discussed below, the Company was unable to properly upgrade its facilities prior to

1994. However, as a result of improved operating results, the Company made discretionary capital expenditures of $141,000 in the first quarter of 1997 and $7,768,000 in 1996. However, according to the terms of the Amended C &
G Agreement, if projected levels of profitability are not maintained, the Company's capital expenditures can be constrained. In this regard, based on reduced cash flow, discretionary capital expenditures were essentially halted in mid-year 1996 and remain constrained. Although this curtailment will reduce the intended level of higher return discretionary expenditures in 1997, the Company believes that it will be able to generate sufficient cash flow to meet its obligations. However, the Company must seek alternate sources of capital if it is to remain competitive in the marketplace in the future.

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

Current federal law mandates that, by December 22, 1998, all USTs must be corrosion protected, overfill/spill protected, and have a method of leak detection installed.
Each UST is governed by different sections of the regulations which allow for implementation of these requirements during varying periods of up to ten years based on type and age of the individual UST. All existing
USTs must be upgraded to provide corrosion and overfill/spill protection by December 22, 1998;
additionally, all USTs had to meet leak detection standards by December 22, 1993. As of March 30, 1997, the
Company was in complete compliance with leak detection standards and, excluding EZPET, approximately 70% completed with the corrosion and overfill/spill requirements. The Company estimates that additional expenditures of $5,447,000 will be necessary to meet these upgrade standards.

Additionally, the Company estimates that the total future cost of performing remediation on contaminated sites will be approximately $41,118,000, of which approximately
$34,180,000 is expected to be reimbursed by state trust funds. Also, the Company anticipates incurring approximately $2,208,000 for the cost of removing USTs at abandoned locations. During 1995, the Company entered into an agreement with an environmental consulting firm whereby the consulting firm assumes responsibility for the cleanup of contaminated sites at approximately 80% of the Company's locations. Under this agreement ("Direct Bill
Agreement"), the consulting firm remediates the sites at its cost and files for reimbursement from the state. The
Company experiences no cash cost for these sites, other than the cost of the deductible, unless the state does not reimburse the consulting firm within a period of twenty-four months in which case the Company is obligated to reimburse the consulting firm. With the Direct Bill
Agreement, assuming full reimbursement by the states to the consulting firm, the future cash cost to the Company for remediating contaminated sites decreases to approximately $9,446,000,

of which, approximately $5,396,000 is expected to be reimbursed by state funds. At March 30, 1997, for work largely completed prior to the Direct Bill Agreement, the Company had completed the necessary remediation and has reimbursement claims totaling approximately $7,184,000 with the various states in which it operates.

On April 22, 1997, the Company entered into an agreement with Environmental Corporation of America ("ECA") whereby
ECA replaced the previous environmental consulting firm at all existing contaminated sites with the exception of approximately 25 sites in Florida. Under this new agreement, ECA remediates the sites at its cost and files for reimbursement from the applicable state. The Company incurs no cash costs for these sites, other than the cost of the deductible and the cost to remediate any locations deemed non-qualified for reimbursement by the state. The agreement imposes no liability on the Company in the event that payment from the state trust funds are delayed.

The assumptions on which the above cost estimates are based may not materialize, and unanticipated events and circumstances may occur. As a result, the actual cost of complying with these requirements may be substantially lower or higher than the estimated costs. The Company anticipates that required expenditures relating to compliance with these regulations will be funded from cash flow from its current operations.

Under federal tax law, the amount and availability of net operating loss carryforwards ("NOL") are subject to a variety of interpretations and restrictive tests, under which the utilization of such NOL carryforwards could be limited or effectively lost upon certain changes in ownership. After an ownership change, utilization of a loss corporation's NOL is limited annually to a prescribed rate times the value of a loss corporation's stock immediately before the ownership change. During 1992, the Company experienced an "ownership change" as defined by the Internal Revenue Code of 1986. The Company's NOL available under the ownership change rules was approximately $43,000,000 at December 29, 1996. The NOL will expire if not utilized between 2005 and 2011.
Approximately $19,000,000 of the NOL was acquired with the acquisition of EZCON and can only be used to offset future income of EZCON. In addition, the Company has alternative minimum tax NOL carryforwards of approximately $43,000,000 which are available over an indefinite period and can be utilized should the Company's alternative minimum tax liability exceed its regular tax liability.

Disclosure Regarding Forward looking Statements
-----------------------------------------------

Item 2 of this document includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the
Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company can give no assurance that these expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations include general economic, business and market conditions, the volatility of the price of oil, competition, development and operating costs, and the factors that are disclosed in conjunction with the forward looking statements included herein and in the Company's most recent 10-K filed with the Securities and Exchange Commission
("Cautionary Disclosures"). Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

Adoption of New Accounting Standard
-----------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128
("SFAS 128") "Earnings Per Share". SFAS 128 establishes standards for computing and presenting earnings per share
("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per
Share", and makes them comparable to international EPS standards. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. Considering the guidelines as prescribed by SFAS 128, management believes that the adoption of this statement will not have a material effect on EPS and thus pro forma EPS, as suggested for all interim and annual periods prior to required adoption, have been omitted.


































PART II - OTHER
---------------

Item 1.  Legal Proceedings
--------------------------

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

Item 2.  Changes in Securities
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security
Holders
----------------------------------------------------------
--

None.

Item 6.  Exhibits and Reports on form 8-K
-----------------------------------------

(a)  Exhibits:

     10.1  Guaranty Agreement dated April 22, 1997 among E-Z Serve
           Corporation and Environmental Corporation of America.

     10.2  Stock Purchase Agreement dated April 22, 1997 among
           E-Z Serve Corporation and Restructure, Inc.

     10.3  Agreement to Perform Financed Site Assessment and
           Remediation Services dated April 22, 1997 among E-Z Serve
           Convenience Stores, Inc. and Environmental Corporation of America, Inc.

     10.4 Asset Sale and Purchase Agreement dated April 30, 1997 among E-Z Serve Convenience Stores, Inc. and MAPCO
           PETROLEUM, Inc.

     10.5  Purchase and Sale Agreement dated May 2, 1997 among E-Z
           Serve Convenience Stores, Inc. and Island Holdings, Ltd.

     27  Financial Data Schedule for the period ended March 30, 1997.

(b) The Company did not file any reports on Form 8-K during the three months ended March 30, 1997.




                           E-Z SERVE CORPORATION



                               SIGNATURES
                             --------------


Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   E-Z SERVE CORPORATION
                                   ---------------------
                                       (Registrant)







DATE: May 19, 1997                     /s/JOHN T. MILLER
      ---------------                  -------------------
-----
                                          John T. Miller
                                          Senior Vice
President
                                          Chief Financial
Officer







                            GUARANTEE

     THIS GUARANTEE, dated as of April __, 1997 (this
"Guarantee"), is madeby Environmental Corporation of America,
Inc., a Florida corporation (the "Guarantor") in favor of E-Z
Serve Corporation, a Delaware corporation(together with its successors and assigns, the "Beneficiary").

     WHEREAS, under the terms of the Stock Purchase Agreement dated the date hereof between Restructure, Inc., a Florida corporation ("RI") and the Beneficiary (the "Agreement"), for the considerations therein stated,Beneficiary has agreed to sell to RI and RI has agreed to purchase all of the capital stock of E-Z
Serve Petroleum Marketing Company; and

     WHEREAS, pursuant to the Agreement, Guarantor will execute an agreement dated the date hereof in which Guarantor is designated as the exclusive remediation contractor for all sites owned by the Beneficiary through its subsidiary, E-Z Serve Convenience Stores,
Inc. ("E-Z Con"),  according to the terms therein (the
"Remediation Agreement"); and

     WHEREAS, the execution and delivery of this Guarantee by the Guarantoris a material inducement and a condition precedent to Beneficiary to execute and deliver the Agreement and to cause E-Z
Con to execute and deliver the Remediation Agreement;

     NOW, THEREFORE, in consideration of the premises and other valuable considerations, the receipt and sufficiency of which are hereby acknowledged,the Guarantor hereby agrees as follows:

     1. Terms of Guarantee. Guarantor hereby irrevocably and unconditionally guarantees as a direct and primary obligor to the Beneficiary
(i) the timely, complete and full performance by RI of all of the obligations of RI under the terms of the Agreement, and (ii) the full and punctual payment by RI of any and all of its obligations of every nature whatsoever under the Agreement as and when required to be paid under the Agreement (collectively,the "Guaranteed
Obligations"). This Guarantee is in no way conditioned upon any requirement that the Beneficiary first attempt to enforce any of the Guaranteed Obligations against RI, any other guarantor of the Guaranteed Obligations or any other person or entity or resort to any other means of obtaining payment of any of the Guaranteed
Obligations. In the event of a default in payment of any Guaranteed Obligation by RI, the Guarantor shall promptly pay or cause to be paid such Guaranteed Obligation upon receipt of written notice of such default and demand for payment from the Beneficiary. Guarantor further agrees to pay all reasonable out-of-pocket expenses(including, without limitation, reasonable expenses for legal services) actually paid or incurred by the Beneficiary in enforcing this Guarantee.

     The obligations of the Guarantor are valid and enforceable, irrespectiveof any other agreement or instrument, the insolvency, bankruptcy,reorganization, dissolution or liquidation of RI or any change in ownership ofRI or any assignment by RI or any other circumstance whatsoever which might otherwise constitute a legal or equitable discharge or defense of a surety or guarantor.
Without limiting the foregoing, the Guarantor hereby consents to:

          (a) any amendment to, compromise, settlement, release, change, modification or termination of any of the covenants, terms or agreements of RI set forth in the Agreement;

          (b) any waiver by RI of the payment, performance or observance of any of the covenants, terms or agreements set forth in the Agreement;

          (c) any modification, postponement or extension of time for payment of any amounts due or of the time for performance of any of the covenants, terms or agreements of RI set forth in the Agreement;

          (d) any failure, omission, delay or lack on the part of the Beneficiary to enforce, ascertain or exercise any right, power or remedy under or pursuant to the terms of the Agreement;

          (e) any partial or entire release of any guarantor, maker or other party (including RI) primarily or secondarily liable or responsible for the payment, performance and observance of any other covenants, terms or agreements set forth in the Agreement or by any extension, waiver, amendment of anything whatsoever which may release a guarantor (other than payment or performance); and

          (f) any permitted assignment of this Guarantee in whole or in part in connection with any assignment of the Guaranteed obligations.

     The Guarantor agrees that this Guarantee shall continue to be effective or be reinstated, as the case may be, if at any time any payment (in whole or in part) of any of the Guaranteed Obligations is rescinded or must otherwise be restored by the Beneficiary, upon the insolvency, bankruptcy or reorganization of the Guarantor or RI, all as though such payment had not been made.

     2. Assignment. All of the provisions of this Guarantee shall be binding upon the Guarantor and its permitted successors and assigns. None of the interests, rights or obligations of the Guarantor hereunder shall be assignable (whether by operation of law or otherwise) without the consent of Beneficiary. The
Beneficiary may assign its rights hereunder after notice to the Guarantor.

     3. Subrogation. Notwithstanding any payment or payments made by the Guarantor hereunder, the Guarantor shall not be entitled to, and shall not be subrogated to, any of the rights of Beneficiary against RI or pursuant to any collateral security, if any, held for the payment of the Guaranteed Obligations. If, notwithstanding the preceding sentence, any amount shall be paid to the Guarantor on account of such subrogation rights at any time when any of the Guaranteed Obligations shall not have been paid in full, such amount shall be held by the Guarantor in trust for Beneficiary, segregated from other funds of the Guarantor and, if payment of the Guaranteed Obligations by Guarantor is otherwise due, be turned over to beneficiary in the exact form received by the Guarantor (duly endorsed by the Guarantor to the Beneficiary if required), to be applied against the Guaranteed Obligations.

     4. Termination. This Guarantee, and the obligations of Guarantor hereunder, shall terminate after the payment in full and performance of all of the Guaranteed Obligations and upon the expiration of any period during which the Guaranteed Obligations are capable of being revived.

     5. Representations and Warranties of Guarantor. Guarantor hereby represents and warrants the following:

          (a) Guarantor is a corporation duly incorporated, validly existing, and in good standing under the laws of its jurisdiction of incorporation, with full corporate power and authority to conduct its business as it is now being conducted, to own or use the properties and assets that it purports to own or use, and to perform all obligations under this Guarantee.
Guarantor is duly qualified to do business as a foreign corporation and is in good standing under the laws of each state or other jurisdiction in which either the ownership or use of the properties owned are used by it, or the nature of activities conducted by it, require such qualifications, except for the failure to be so duly qualified or licensed and in good standing would not, individually or in the aggregate, have a material adverse effect on Guarantor.

          (b) This Guarantee constitutes a legal, valid and binding obligation of Guarantor, enforceable upon Guarantor in accordance with its terms, except to the extent that the Guarantor's enforceability may be subject to applicable bankruptcy, insolvency, reorganization, moratorium and similar laws effect in the enforcement of creditors' rights generally.
None of the execution and delivery of this Guarantee, nor the consummation or performance of any transactions contemplated hereby, will, directly or indirectly (with or without notice or lapse of time): (i) contravene, conflict with, or result in a violation of any provision of the Guarantor's Articles of Incorporation, Bylaws or other organizational documents; (ii) contravene, conflict with, or result in a violation of, or give any governmental body or other person the right to challenge the Guarantee or to exercise any remedy or obtain any relief under any legal requirement or any order to which a Guarantor or any of the assets owned or used by the Guarantor, may be subject; (iii) contravene, conflict with, or result in a violation of any of the terms or requirements of, or give any governmental body the right to revoke, withdraw, suspend, cancel, terminate and modify any authorization that is held by Guarantor or that relates to the business of, or any of the assets owned or used by Guarantor; (iv) result in an imposition or creation of an encumbrance upon or with respect to any of the assets owned or used by Guarantor; and (v) the Guarantor will not be required to give any notice to obtain any consent from any person in connection with the execution and delivery of this Guarantee or the consummation performance of any of the transactions contemplated herein.

          (c) Guarantor has delivered to Beneficiary: (i) the balance sheet of Guarantor as at December 29, 1996 ("Balance Sheet
Date"), and (ii) the profit and loss statements of Guarantor for the 52 weeks ending December 29, 1996 (collectively, the
"Financial Statements"). Such Financial Statements fairly present the financial condition or results of operations of Guarantor as of the respective dates for the periods referred to in the Financial Statements, all in accordance with GAAP; the Financial
Statements reflect the consistent application of such accounting principles throughout the periods.

          (d) Since the Balance Sheet Date, there has not been any material adverse change in the business, operations, properties, assets, or condition of the Guarantor.

     6.   Miscellaneous.

          (a) This Guarantee will be governed by the laws of the State of Texas without regard to conflicts of laws principles.

          (b) All notices, consents, waivers, and other communications under this Guarantee must be in writing and will be deemed to have been duly given when (i) delivered by hand (with written confirmation of receipt), (ii) sent by telecopier (with written confirmation of receipt), provided that a copy is mailed by registered mail, return receipt requested, or (iii) when received by the addressee, if sent by a nationally recognized overnight delivery service (receipt requested), in each case to the appropriate addresses and telecopier numbers set forth below
(or to such other addresses and telecopier numbers as a party may designate by notice to the other parties):

     Beneficiary:             E-Z Serve Corporation
                              2550 North Loop West, Suite 600
                              Houston, Texas 77092

     Attention:               John T. Miller

     Facsimile No.:           (713) 684-4367

     with a copy to:          E-Z Serve Corporation
                              2550 North Loop West, Suite 600
                              Houston, Texas 77092

     Attention:               H.  E.  Lambert, Vice President-
Legal

     Facsimile No.:           (713) 684-4367

     Guarantor:               Environmental Corporation of
America, Inc.
                         205 South Hoover Street, Suite 101
                         Tampa, Florida 33609

     Attention:               Jack J. Ceccarelli

     Facsimile No.:           (813) 287-2290

     with a copy to:          Environmental Corporation of
America, Inc.
                         205 South Hoover Street, Suite 101
                         Tampa, Florida 33609

     Attention:               Bradford C. Vassey, General Counsel

     Facsimile No.:           (813) 287-2290


          (c) Any action or proceeding seeking to enforce any provision of, or based on any right arising out of, this Guarantee may be brought against any of the parties in the courts of the States of Texas or Florida, and each of the parties consents to the jurisdiction of such courts (and of the appropriate appellate courts) in any such action or proceeding and waives any objection to venue laid therein. Process in any action or proceeding referred to in the preceding sentence may be served on any party anywhere in the world.

          (d) The parties agree (i) to furnish upon request to each other such further information, (ii) to execute and deliver to each other such other documents, and (iii) to do such other acts and things, all as the other party may reasonably request for the purpose of carrying out the intent of this Guarantee.

          (e) If any provision of this Guarantee is held invalid or unenforceable by any court of competent jurisdiction, the other provisions of this Guarantee will remain in full force and effect.
Any provision of this Guarantee held invalid or unenforceable only in part or degree will remain in full force and effect to the extent not held invalid or unenforceable.

     IN WITNESS WHEREOF, the parties have executed and delivered this Guarantee as of date first written above.

                              GUARANTOR:

                              Environmental Corporation of
America, Inc.



                              By:
                              Name:
                              Title:


                              BENEFICIARY:

                              E-Z Serve Corporation


                              By:
                              Name: John T. Miller
                              Title: Senior Vice President



























STOCK PURCHASE AGREEMENT


     This Stock Purchase Agreement ("Agreement") is made as of April __, 1997, by Restructure, Inc., a Florida corporation
("Buyer") and E-Z Serve Corporation, a Delaware corporation
("Seller").

RECITALS

     Seller desires to sell, and Buyer desires to purchase, all of the outstanding shares (the "Shares") of capital stock of E-Z
Serve
Petroleum Marketing Company, a Delaware corporation (the
"Company"), being all of the shares owned by Seller, for the consideration and on the terms set forth in this Agreement.
Certain
capitalized terms used in this Agreement are defined in Article
9.

AGREEMENT

     The parties, intending to be legally bound, agree as follows:

1.   Sale and Transfer of Shares; Closing

     1.1 Shares. Subject to the terms and conditions of this Agreement, Seller hereby sells and transfers the Shares to Buyer, and Buyer hereby purchases the Shares from Seller.

     1.2  Purchase Price.  The
purchase price (the "Purchase Price")
for the Shares is (i) $10.00, payable in immediately available funds at the
Closing, and (ii) the assignment and
transfer of the Remediation Receivable
from the Acquired Companies to the
Seller in the amount of $451,268.

     1.3 Closing. The purchase and sale (the "Closing") provided for in this Agreement is taking place at the offices of Seller at 10:00 a.m. (local time) on April __, 1997.

     1.4  Closing Obligations.  At the Closing:

          (a)  Seller is delivering to Buyer:

               (i)  certificates representing the Shares,
     duly endorsed (or accompanied by duly executed stock powers);

               (ii) an opinion of Seller's counsel in
     form and substance reasonably satisfactory to Buyer;

               (iii)     the documents necessary to effect the
     resignation of each of the directors and officers of each of the Acquired Companies, to be effective not later than the Closing Date;

               (iv) an agreement, executed by Seller,
     granting Buyer and the Acquired Companies the right to continue to use the name "E-Z Serve" in connection with the operation of the Acquired Companies and the Facilities for a period of 12 months from the Closing Date;

               (v)  an agreement (the "Noncompetition
     Agreement"), executed by Seller, by which Seller agrees, for a period of three years, not to engage in the business currently engaged in by the Acquired Companies in the states in which the Acquired Companies have Facilities, as such business is defined in, and subject to such exceptions contained in such;

               (vi) documents evidencing the release of the Acquired Companies from the Pledge Agreement of Seller delivered pursuant to the Amended and Restated
     Credit and Guaranty Agreement, dated as of October 2,
     1995 (the "Credit Agreement"), among Seller, E-Z Serve
     Convenience Stores, Inc., the lenders party thereto (the
     "Lenders") and Soci,t, G,n,rale, as agent (the "Agent"), in favor of the Agent and Lenders with respect to certain obligations of Seller;

               (vii)     an agreement executed by both
     parties relating to administrative services which will be performed by Seller in order to facilitate an orderly transfer
     of operating functions of the Acquired Companies to Buyer;

               (viii)    an agreement executed by both
     parties in which Buyer is Seller's exclusive remediation contractor for all sites owned by E-Z Serve Convenience
     Stores, Inc. according to the terms set forth therein; and

               (ix) all documents necessary to support
     the completion of reimbursement applications for environmental remediation work performed at the Company marketing operating locations, i.e., Company receivables.

          (b)  Buyer is  delivering to Seller:

               (i)  the Purchase Price by bank cashier's
     or certified check payable to the order of or, at Seller's election, by wire transfer to an account specified by the Seller;

               (ii) a Guarantee executed by
     Environmental Corporation of America, Inc. in favor of Seller in form and substance reasonably satisfactory to Seller; and

               (iii)     an opinion of Buyer's counsel in
     form and substance reasonably satisfactory to Seller which includes a provision allowing Agent and Lenders to rely thereon.

2.   Representations and Warranties of Seller

     Seller represents and warrants to Buyer as follows:

     2.1  Organization and Good Standing.

          (a) Part 2.1 of the Disclosure Letter contains a complete and accurate list for each Acquired Company of the jurisdictions in which it is authorized to do business. Each
Acquired Company is a corporation duly incorporated, validly existing, and in good standing under the laws of its jurisdiction of incorporation, with full corporate power and authority to conduct its business as it is now being conducted, to own or use the properties and assets that it purports to own or use, and to perform all its obligations under Applicable Contracts. Each Acquired
Company is duly qualified to do business as a foreign corporation and is in good standing under the laws of each state or other jurisdiction in which either the ownership or use of the properties owned or used by it, or the nature of the activities conducted by it, requires such qualification, except where the failure to be so duly qualified or licensed and in good standing would not, individually or in the aggregate, have a material adverse effect on the Acquired
Company.

          (b) Seller has delivered to Buyer copies of the Organizational Documents of each Acquired Company, as currently in effect.

     2.2  Authority; No Conflict

          (a) This Agreement constitutes the legal, valid, and binding obligation of Seller, enforceable against Seller in accordance with its terms, except to the extent that the Agreement's enforceability may be subject to applicable bankruptcy, insolvency, reorganization, moratorium and similar laws affecting the enforcement of creditors' rights generally.

          (b) Neither the execution and delivery of this Agreement nor the consummation or performance of any of the Contemplated Transactions will, directly or indirectly (with or without notice or lapse of time):

               (i)  contravene, conflict with, or result in
     a violation of any provision of the Organizational
     Documents of the Acquired Companies;

               (ii) contravene, conflict with, or result in a violation of, or give any Governmental Body or other
     Person the right to challenge any of the Contemplated
     Transactions or to exercise any remedy or obtain any relief under, any Legal Requirement or any Order to which any Acquired Company or the Seller, or any of the assets owned or used by any Acquired Company, may be subject;

               (iii)     contravene, conflict with, or result in
     a violation of any of the terms or requirements of, or give any Governmental Body the right to revoke, withdraw, suspend, cancel, terminate, or modify, any Governmental
     Authorization that is held by any Acquired Company or that otherwise relates to the business of, or any of the assets owned or used by, any Acquired Company;

               (iv) except as set forth in Part 2.2(iv) of the Disclosure Letter, contravene, conflict with, or result in
     a violation or breach of any provision of, or give any Person the right to declare a default or exercise any remedy under, or to accelerate the maturity or performance of, or to cancel,
     terminate, or modify, any Applicable Contract; or

               (v)  result in the imposition or creation of
     any Encumbrance upon or with respect to any of the assets owned or used by any Acquired Company.

          (c)  Except for the consent of the lenders
required under the Credit Agreement, neither the Seller nor any Acquired Company is or will be required to give any notice to or obtain any Consent from any Person in connection with the execution and delivery of this Agreement or the consummation or performance of any of the Contemplated Transactions.

     2.3 Capitalization. The authorized equity securities of the Company consist of 1,000 shares of capital stock, $0.01 par value, of which 1,000 shares are issued and outstanding. Seller is the record and beneficial owner and holder of the Shares, free and clear of all Encumbrances, other than the Encumbrance under the Security Agreement (Parent) executed by Seller in connection with the Credit Agreement. The authorized equity securities of the Subsidiary consist of 1,000 shares of common stock, no par value per share, of which 100 shares are issued and outstanding. All of the outstanding equity securities of the Subsidiary are owned of record and beneficially by the Company, free and clear of all Encumbrances, other than the Encumbrance under the Security
Agreement (Petroleum) executed by the Company in connection with the Credit Agreement. No legend or other reference to any purported Encumbrance appears upon any certificate representing equity securities of any Acquired Company, other than as generally required by applicable securities laws. All of the outstanding equity securities of each Acquired Company have been duly authorized and validly issued and are fully paid and nonassessable. Other than the Credit Agreement and the related Security Agreements detailed above, there are no Contracts relating to the issuance, sale, or transfer of any equity securities of any Acquired Company. None of the outstanding equity securities of any Acquired Company was issued in violation of the Securities Act or any other Legal
Requirement. Other than the equity securities of any Acquired
Company, no Acquired Company has any other outstanding securities. No Acquired Company owns, or has any Contract to acquire, any equity securities or other securities of any Person
(other than Acquired Companies) or any direct or indirect equity or ownership interest in any other business.

     2.4  Financial Statements.  Seller has delivered to Buyer:
(a) the consolidated balance sheet of the Acquired Companies as at
December 29, 1997 (the "Balance Sheet"), and the consolidated profit and loss statements of the Acquired Companies for the fifty-two weeks ended December 29, 1997 (collectively, the "Financial
Statements"). Such Financial Statements fairly present the financial condition and the results of operations of the Acquired
Companies as at the respective dates of and for the periods referred to in the Financial Statements, all in accordance with GAAP.

     2.5 Books and Records. The books of account, minute books, stock record books, and other records of the Acquired
Companies, all of which have been made available to Buyer, are complete and correct and have been maintained in accordance with sound business practices, including the maintenance of an adequate system of internal controls. The minute books of the Acquired
Companies contain accurate and complete records of all meetings held of, and corporate action taken by, the stockholders, the Boards of Directors, and committees of the Boards of Directors of the Acquired Companies, and no meeting of any such stockholders, Board of Directors, or committee has been held for which minutes have not been prepared and are not contained in such minute books. At the Closing, all of those books and records have been delivered to the Buyer.

     2.6  Title to Properties; Encumbrances.

          (a)  The Acquired Companies own no real
property interests other than the properties listed in Part 2.6 of the Disclosure Letter. Part 2.6 of the Disclosure Letter sets forth a complete list of all real property that the Acquired Companies lease or sublease. Seller has delivered to Buyer correct and complete abstracts of all such leases and subleases (the "Real
Property Leases") and has made the Real Property leases available for Buyer's review. With respect to each such Real
Property Lease, except as set forth in Part 2.6(a) of the Disclosure
Letter or as do not have a Material Adverse Effect:

               (i)  each Real Property Lease is legal,
     valid, binding, enforceable against the applicable
     Acquired Company and in full force and effect, except to the extent that their respective enforceability may be subject to applicable bankruptcy, insolvency, reorganiza-tion, moratorium and similar laws affecting the enforcement of creditors' rights generally;

               (ii) to the Knowledge of the Seller, no
     party to any Real Property Lease is in breach or default and no event has occurred which, with notice or lapse of time, would constitute a breach or default or permit termination, modification or acceleration thereunder;

               (iii)     to the Knowledge of the Seller, no
     party to any Real Property Lease has repudiated any provision thereof;

               (iv) to the Knowledge of the Seller, there are no disputes, oral agreements or forbearance programs in effect as to any Real Property Lease;

               (v)  with respect to each sublease
     included as a Real Property Lease, the representations and warranties set forth in subsections (i) through (iv) above are
     true and correct with respect to the underlying lease;

               (vi) none of the Acquired Companies has
     assigned, transferred, conveyed, mortgaged, deeded in trust or encumbered any interest in the Real Property Leases;

               (vii)     to the Knowledge of the Seller, all
     Facilities leased or subleased under Real Property Leases have received all material approvals of all Governmental
     Bodies (including licenses and permits) required in connection with the operation thereof and have been operated and maintained in accordance with applicable laws and regulations except where the failure to do so would not be a Material Adverse Effect; and

               (viii)    all Facilities leased or subleased
     under Real Property Leases are supplied with utilities and other services necessary for the operation of said facilities.

          (b) The Acquired Companies, either directly or indirectly, have (and as of the Closing will have) good and defensible title to and other legal right to use all properties and assets, real, personal and mixed, tangible and intangible reflected as owned on the latest balance sheet included in the Balance
Sheet
or acquired after the date of the Balance Sheet.

          (c) There are no properties (real, personal or mixed, tangible or intangible) owned by Seller or any Affiliate of the Acquired Companies that are used in the normal day-to-day operations of the Acquired Companies as conducted prior to the Closing Date, except for such properties located at Seller's headquarters in Houston, Texas.

          (d) All properties and assets reflected in the Balance Sheet are free and clear of all Encumbrances and are not, in the case of real property, subject to any rights of way, building use restrictions, exceptions, variances, reservations, or limitations of any nature except, with respect to all such properties and assets,
(a) mortgages or security interests reflected in the Balance
Sheet as
securing specified liabilities or obligations, with respect to which no default (or event that, with notice or lapse of time or both, would constitute a default) exists, (b) mortgages or security interests incurred in connection with the purchase of property or assets after the date of the Balance Sheet (such mortgages and security interests being limited to the property or assets so acquired), with respect to which no default (or event that, with notice or lapse of time or both, would constitute a default) exists,
(c) liens for current taxes not yet due, (d) with respect to real property, (i) minor imperfections of title, if any, none of which is substantial in amount, that impairs the operations of any Acquired
Company as currently conducted, and (ii) zoning laws and other land use restrictions that do not impair the current use of the property subject thereto, and (e) for such Encumbrances that do not have a Material Adverse Effect.

          (e) All buildings and structures located on the real property leased by the Acquired Companies lie wholly within the boundaries of the real property leased by the Acquired
Companies and do not encroach upon the property of, or otherwise conflict with the property rights of, any other Person, except for such encroachments or conflicts that do not have a Material
Adverse Effect.

     2.7  Condition and Sufficiency of Assets.  To Seller's
Knowledge, the physical Facilities on the properties described in
Part 2.6 of the Disclosure Letter (including Facilities held under lease) have been maintained in accordance with good industry maintenance practices and are in a state of repair (normal wear and tear excepted) that is adequate for the age and intended use of such facilities in the ordinary conduct of the business, except as does not have a Material Adverse Effect.

     2.8 Accounts Receivable. All accounts and notes receivable of the Acquired Companies that are reflected on the Balance Sheet or on the accounting records of the Acquired
Companies as of the Closing Date (collectively, the "Accounts
Receivable") represent or will represent valid obligations arising from sales actually made or services actually performed in the Ordinary Course of Business. Unless paid prior to the Closing
Date, to the best of Seller's knowledge, the Accounts Receivable are or will be as of the Closing Date current and collectible net of the respective reserves shown on the Balance Sheet or on the accounting records of the Acquired Companies as of the Closing
Date (which reserves are adequate and calculated consistent with past practice and, in the case of the reserve as of the Closing
Date,
will not represent a greater percentage of the Accounts
Receivable
as of the Closing Date than the reserve reflected in the Balance
Sheet represented of the Accounts Receivable reflected therein and will not represent a material adverse change in the composition of such Accounts Receivable in terms of aging). There is no contest, claim, or right of set-off, other than returns in the Ordinary
Course
of Business, under any Contract with any obligor of an Accounts
Receivable relating to the amount or validity of such Accounts
Receivable, except as do not have a Material Adverse Effect.

     2.9  Inventory.  All inventory of the Acquired
Companies, whether or not reflected in the Balance Sheet, consists of a quality and quantity usable and salable in the Ordinary
Course
of Business, except as to an amount of inventory that does not have a Material Adverse Effect. All inventories have been priced at cost on a first in, first out basis.

     2.10 No Undisclosed Liabilities.  To the knowledge of
Seller, except as set forth in Part 2.10 of the Disclosure
Letter, the
Acquired Companies have no liabilities or obligations of any nature except for liabilities or obligations reflected or reserved against in the Balance Sheet, current liabilities incurred in the Ordinary Course of Business since the date thereof and liabilities or obligations that do not have a Material Adverse Effect.

     2.11 Taxes.

          (a)  The Acquired Companies have filed or
caused to be filed on a timely basis all Tax Returns that are or were required to be filed by or with respect to either of them, either separately or as a member of a group of corporations, pursuant to applicable Legal Requirements. Seller has made available to Buyer copies of, and Part 2.11 of the Disclosure Letter contains a complete and accurate list of, all such Tax Returns filed since
January 1, 1995. The Acquired Companies have paid, or made provision for the payment of, all Taxes that have or may have become due pursuant to those Tax Returns or otherwise, or pursuant to any assessment received by Seller (with respect to any
Acquired Company) or any Acquired Company, except such Taxes, if any, as are listed in Part 2.11 of the Disclosure
Letter and
are being contested in good faith and as to which adequate reserves
(determined in accordance with GAAP) have been provided in the Balance Sheet.

          (b)  The United States federal income Tax
Returns of each Acquired Company have been audited by the IRS or are closed by the applicable statute of limitations for all taxable years through December 31, 1986. All deficiencies proposed as a result of such audits have been paid, reserved against, settled, or, as described in Part 2.11 of the Disclosure Letter, are being contested in good faith by appropriate proceedings. Except as described in
Part 2.11 of the Disclosure Letter, neither the Seller nor any Acquired Company has given or been requested to give waivers or extensions (or is or would be subject to a waiver or extension given by any other Person) of any statute of limitations relating to the payment of Taxes of any Acquired Company or for which any Acquired Company may be liable.

          (c) The charges, accruals, and reserves with respect to Taxes on the respective books of each Acquired
Company are adequate (determined in accordance with GAAP) and are at least equal to that Acquired Company's liability for Taxes.
To Seller's Knowledge, there exists no proposed tax assessment against any Acquired Company except as disclosed in the Balance
Sheet or in Part 2.11 of the Disclosure Letter. No consent to the application of Section 341(f)(2) of the IRC has been filed with respect to any property or assets held, acquired, or to be acquired by any Acquired Company. All Taxes that any Acquired Company is or was required by Legal Requirements to withhold or collect have been duly withheld or collected and, to the extent required, have been paid to the proper Governmental Body or other Person.

          (d) To Seller's Knowledge, all Tax Returns filed by (or that include on a consolidated basis) any Acquired Company are true, correct, and complete. There is no tax sharing agreement that will require any payment by any Acquired Company after the date of this Agreement to the Seller or any of its Affiliates.

     2.12 No Material Adverse Change. Except for the assignment and transfer of an accounts receivable of the Acquired
Company to the Seller in the amount of $451,268 respecting reimbursement for remediation expenses ("Remediation
Receivable"), since the date of the Balance Sheet, (i) there has not been any Material Adverse Change in the business, operations, properties, assets, or condition of any Acquired Company, and
(ii)
net assets (i.e. total assets less total liabilities) have not declined in any given month by more than the total of (x) the operating loss
(before depreciation and amortization) for such month, if any, plus
(y) the amount of depreciation and amortization for such month.
Except for the assignment of the Remediation Receivable, all business activities since the date of the Balance Sheet have been made in the Ordinary Course of Business.

     2.13 Employee Benefits

          (a)  (i)  Part 2.13 of the Disclosure Letter
     contains a complete and accurate list of all Plans or other obligations, arrangements, or customary practices, whether or not legally enforceable, to provide benefits, other than salary, as compensation for services rendered, to present or former directors, employees, or agents of the Acquired
     Companies ("Benefits").

               (ii) Other than as set forth in Part 2.13 of the Disclosure Letter, no Person would be treated as a single employer with the Company under IRC 414.

          (b) Seller has delivered to Buyer with respect to the Acquired Companies:

               (i)  all documents that set forth the terms
     of each Plan or Benefit;

               (ii) all personnel, payroll, and
     employment manuals and policies; and


               (iii)     a written description of any Plan or
     Benefit that is not otherwise in writing.

          (c)  Except as set forth in Part 2.13 of the
Disclosure Letter and except as does not have a Material Adverse
Effect:

               (i)  The Acquired Companies have
     performed all of their respective material obligations under all Plans and Benefits. The Acquired Companies have made appropriate entries in their financial records and statements for all obligations and liabilities under such Plans and Benefits that have accrued but are not due.

               (ii) No statement, either written or oral, has been made by any Acquired Company to any Person with regard to any Plan or Benefits that was not in accordance with the Plan or benefits and that has a material adverse economic consequence to any Acquired Company or to Buyer.

               (iii)     The Acquired Companies, with
     respect to all Plans and Benefits are, and each Plan and Benefit is, in material compliance with ERISA, the IRC, and other applicable Laws.

               (iv) No transaction prohibited by ERISA
      406 and no "prohibited transaction" under IRC 4975(c) which are not otherwise exempt under ERISA or the IRC have occurred with respect to any Plan.

               (v)  None of the Seller or the Acquired
     Companies has any liability to the IRS with respect to any Plan, including any liability imposed by Chapter 43 of the IRC.

               (vi) None of the Seller or the Acquired
     Companies has any liability to the PBGC with respect to any Plan or has any liability under ERISA 502 or 4071.

               (vii)     All governmental filings required by
     ERISA and the IRC as to each Plan have been timely filed, and all notices and disclosures to participants required by either ERISA or the IRC have been timely provided.

               (viii)    All contributions and payments made
     or accrued with respect to all Plans and Benefits that are intended to be deductible are deductible under IRC 162 or
      404. No amount, or any asset of any Plan is subject to tax as unrelated business taxable income.

               (ix) Each Plan can be terminated within
     thirty days, without payment of any additional contribution or amount and without the vesting or acceleration of any benefits promised by such Plan.

               (x)  Since the date of the Balance Sheet,
     there has been no establishment or amendment of any Plan or Benefits.

               (xi) Other than claims for benefits
     submitted by participants or beneficiaries, no claim against, or legal proceeding involving, any Plan or Benefits is pending or, to Seller's Knowledge, is Threatened.

               (xii)     Part 2.13 of the Disclosure Letter
     identifies each Plan that purports to satisfy the
requirements
     of IRC   401(a) ("Qualified Plans").  A copy of all
     determinations by the IRS with respect to the Qualified
     Plans have been delivered to Buyer.  All of such
     determination letters remain in effect and have not been
     revoked.

               (xiii)    No Plan or Benefit is subject to
     Title IV of ERISA.

               (xiv)     No amendment has been made, or is
     reasonably expected to be made, to any Plan that has required or could require the provision of security under ERISA 307 or IRC 401(a)(29).

               (xv) To the Knowledge of Seller, no
     Acquired Company has ever established, maintained, or contributed to or otherwise participated in, or had an obligation to maintain, contribute to, or otherwise participate in, any Multi-Employer Plan.

               (xvi)     Each Acquired Company has the
     right to modify and terminate benefits to retirees (other than pensions) with respect to both retired and active employees.

               (xvii)    Seller (with respect to the Acquired
     Companies) and all Acquired Companies have complied with the provisions of ERISA 601 et seq. and IRC 4980B.

               (xviii)   No payment that is owed or may
     become due to any director, officer, employee, or agent of any Acquired Company will be non-deductible by the
     Acquired Companies under IRC  280G or subject to excise
     tax under IRC  4999; nor will any Acquired Company be
     required to "gross up" or otherwise compensate any such
     person because of the imposition of any excise tax on a
     payment to such person.

               (xix)     The consummation of the
     Contemplated Transactions will not result in the payment, vesting, or acceleration of any Benefit.

     2.14 Compliance with Legal Requirements;
Governmental Authorizations

          (a)  Except as set forth in Part 2.14 of the
Disclosure Letter and except as does not have a Material Adverse
Effect:

               (i)  each Acquired Company is in
     material compliance with each Legal Requirement that is applicable to it or to the conduct or operation of its business
     or the ownership or use of any of its assets;

               (ii) to Seller's Knowledge, no event has occurred or circumstance exists that (with or without notice or lapse of time) (A) constitutes or results in a violation by
     any Acquired Company of, or a failure on the part of any Acquired Company to comply with, any Legal
     Requirement, or (B) gives rise to any obligation on the part of any Acquired Company to undertake, or to bear all or any portion of the cost of, any remedial action of any nature; and

               (iii)     no Acquired Company has received,
     at any time since January 1, 1995 any notice or other communication (whether oral or written) from any Governmental Body or any other Person regarding (A) any actual, alleged, possible, or potential violation of, or failure
     to comply with, any Legal Requirement, or (B) any actual, alleged, possible, or potential obligation on the part of any
     Acquired Company to undertake, or to bear all or any portion of the cost of, any remedial action of any nature.

          (b)  Except as set forth in Part 2.14 of the
Disclosure Letter and except as does not have a Material Adverse
Effect:

               (i)  each Acquired Company has all
     material Governmental Authorizations, each of which is in full force and effect;

               (ii) no Acquired Company has received
     any notice or other communication (whether oral or written) from any Governmental Body or any other Person regarding (A) any actual, alleged, possible, or potential violation of or failure to comply with any term or requirement of any Governmental Authorization, or (B) any actual, proposed, possible, or potential revocation, withdrawal, suspension, cancellation, termination of, or modification to any Governmental Authorization; and

               (iii)     all applications required to have been
     filed for the renewal of the Governmental Authorizations have been duly filed on a timely basis with the appropriate
     Governmental Bodies, and all other filings required to have been made with respect to such Governmental
     Authorizations have been duly made on a timely basis with the appropriate Governmental Bodies.

     2.15 Legal Proceedings; Orders

          (a)  Except as set forth in Part 2.15 of the
Disclosure Letter and except as does not have a Material Adverse
Effect, to Seller's Knowledge, there is no Proceeding pending or Threatened against any Acquired Company:

               (i)  that relates to or affects the business
     of, or any of the assets owned or used by, any Acquired
     Company; or

               (ii) that challenges, or that may have the effect of preventing, delaying, making illegal, or otherwise interfering with, any of the Contemplated Transactions.

          (b)  Except as set forth in Part 2.15 of the
Disclosure Letter:

               (i)  there is no Order to which any of the
     Acquired Companies, or any of the assets owned or used by any Acquired Company, is subject;

               (ii) Seller is not subject to any Order that relates to the business of, or any of the assets owned or used by, any Acquired Company; and

               (iii)     to the Knowledge of Seller, no
     officer, director, agent, or employee of any Acquired
     Company is subject to any Order that prohibits such officer, director, agent, or employee from engaging in or continuing any conduct, activity, or practice relating to the business of
     any Acquired Company.

     2.16 Absence of Certain Changes and Events. Except as set forth in Part 2.16 of the Disclosure Letter, since the date of the
Balance Sheet, the Acquired Companies have conducted their businesses only in the Ordinary Course of Business and there has not been any:

          (a)  change in any Acquired Company's
authorized or issued capital stock; grant of any stock option or right to purchase shares of capital stock of any Acquired
Company;
issuance of any security convertible into such capital stock;
grant
of any registration rights; purchase, redemption, retirement, or other acquisition by any Acquired Company of any shares of any such capital stock; or declaration or payment of any dividend or other distribution or payment in respect of shares of capital stock;

          (b)  amendment to the Organizational
Documents of any Acquired Company;

          (c)  payment by any Acquired Company of any
bonuses, salaries, or other compensation to any stockholder, director, officer, or employee, except in the Ordinary Course of Business, or entry into any employment, severance, or similar
Contract with any director, officer, or employee;

          (d) adoption of, or increase in the payments to or benefits under, any profit sharing, bonus, deferred compensation, savings, insurance, pension, retirement, or other employee benefit plan for or with any employees of any Acquired
Company;

          (e) damage to or destruction or loss of any asset or property of any Acquired Company, whether or not covered by insurance, materially and adversely affecting the properties, assets, business, financial condition, or prospects of the Acquired
Companies, taken as a whole;

          (f) entry into, termination of, or receipt of notice of termination of (i) any license, distributorship, dealer, sales representative, joint venture, credit, or similar agreement, or
(ii) any Contract or commitment involving a total remaining amount by or to any Acquired Company of at least $10,000;

          (g) sale (other than in the Ordinary Course of Business), lease, or other disposition of any asset or property of any
Acquired Company or mortgage, pledge, or imposition of any lien or other encumbrance on any material asset or property of any Acquired Company, including the sale, lease, or other disposition of any of the Intellectual Property Assets;

          (h)  cancellation or waiver of any claims or
rights with a value to any Acquired Company in excess of $10,000;

          (i) material change in the accounting methods used by any Acquired Company; or

          (j) agreement, whether oral or written, by any Acquired Company to do any of the foregoing.

     2.17 Contracts; No Defaults

          (a) Part 2.17(a) of the Disclosure Letter contains a complete and accurate list of, and the parties and the remaining term, if applicable, and Seller has delivered to Buyer true and complete copies of:

               (i)  each Applicable Contract that
     involves performance of services or delivery of goods or materials by one or more Acquired Companies of an amount or value in excess of $10,000;

               (ii) each lease, rental or occupancy
     agreement, license, installment and conditional sale agreement relating to the Acquired Companies, and other
     Applicable Contract affecting the ownership of, leasing of, title to, use of, or any leasehold or other interest in, any real
     or personal property except (A) personal property leases and installment and conditional sales agreements having a value per item or aggregate payments of less than $10,000 and with terms of less than one year and (B) leases identified in Part 2.6 of the Disclosure Letter;

               (iii)     each licensing agreement relating to
     the Acquired Companies or other Applicable Contract with respect to patents, trademarks, copyrights, or other intellectual property, including agreements with current or former employees, consultants, or contractors regarding the appropriation or the non-disclosure of any of the Intellectual Property Assets;

               (iv) each joint venture and partnership
     agreement relating to the Acquired Companies, and other
     Applicable Contract (however named) involving a sharing of profits, losses, costs, or liabilities by any Acquired
     Company with any other Person;

               (v)  each Applicable Contract containing
     covenants that in any way purport to restrict the business activity of any Acquired Company or any Affiliate of an Acquired Company or limit the freedom of any Acquired
     Company or any Affiliate of an Acquired Company to engage in any line of business or to compete with any Person;

               (vi) each Applicable Contract providing
     for payments to or by any Person based on sales, purchases, or profits, other than direct payments for goods;

               (vii)     each power of attorney relating to the
     Acquired Companies that is currently effective and outstanding;

               (viii)    each Applicable Contract for capital
     expenditures in excess of $10,000;

               (ix) each Applicable Contract providing
     for any extension of credit to or loan or guaranty or other similar undertaking by any Acquired Company; and

               (x)  each amendment, supplement, and
     modification (whether oral or written) in respect of any of the foregoing.

          (b) Except as set forth in Part 2.17(b) of the Disclosure Letter:

               (i)  neither Seller nor any Affiliate of
     Seller has or has the contractual right to acquire any rights under, or is or may become subject to any obligation or liability under, any Applicable Contract; and

               (ii) to the Knowledge of Seller, no
     officer, director, agent, employee, consultant, or contractor of any Acquired Company is bound by any Contract that purports to limit the ability of such officer, director, agent,
     employee, consultant, or contractor to (A) engage in or continue any conduct, activity, or practice relating to the business of any Acquired Company, or (B) assign to any Acquired Company or to any other Person any rights to any invention, improvement, or discovery.

          (c) Except as set forth in Part 2.17(c) of the Disclosure Letter, each Contract identified or required to be identified in Part 2.17(a) of the Disclosure Letter is in full force and effect and is valid and enforceable against an Acquired
Company, as applicable, in accordance with its terms, except to the extent that their respective enforceability may be subject to applicable bankruptcy, insolvency, reorganization, moratorium and similar laws affecting the enforcement of creditors' rights generally and by general equitable principles.

          (d) Except as set forth in Part 2.17(d) of the Disclosure Letter and except as does not have a Material Adverse
Effect:

               (i)  each Acquired Company is in full
     compliance with all applicable terms and requirements of each Applicable Contract;

               (ii) to the Knowledge of Seller, each
     other Person that has any obligation or liability under any Applicable Contract under which an Acquired Company has any rights is in full compliance with all applicable terms and requirements of such Applicable Contract;

               (iii)     to the Knowledge of Seller, no event
     has occurred or circumstance exists that (with or without notice or lapse of time) contravenes, conflicts with, or results in a violation or breach of, or gives any Acquired
     Company or other Person the right to declare a default or exercise any remedy under, or to accelerate the maturity or performance of, or to cancel, terminate, or modify, any Applicable Contract; and

               (iv) no Acquired Company has given to
     or received from any other Person any notice or other communication (whether oral or written) regarding any actual, alleged, possible, or potential violation or breach of,
     or default under, any Applicable Contract.

          (e) There are no renegotiations of, attempts to renegotiate, or outstanding rights to renegotiate any material amounts paid or payable to any Acquired Company under any Applicable Contract and, to the Knowledge of Seller, no such Person has made written demand for such renegotiation.

     2.18 Insurance

          (a)  Seller has delivered to Buyer:

               (i)  true and complete copies of all
     policies of insurance to which any Acquired Company is a party or under which any Acquired Company, or any director or officer of any Acquired Company, is covered;

               (ii) true and complete copies of all
     pending applications for policies of insurance related to the
     Acquired Companies; and

               (iii)     any written statement by the auditor
     of any Acquired Company's financial statements with regard to the adequacy of such entity's coverage or of the reserves for claims.

          (b)  Part 2.18(b) of the Disclosure Letter
describes any Applicable Contract, other than a policy of insurance, for the transfer or sharing of any risk by any Acquired
Company.

          (c) Except as set forth on Part 2.18(c) of the Disclosure Letter:

               (i)  All insurance policies to which any
     Acquired Company is a party or that provide coverage to Seller with respect to an Acquired Company, any Acquired
     Company, or any director or officer of an Acquired
     Company:

                    (A)  are valid, outstanding, and to
     the Knowledge of Seller, enforceable, except to the extent that their respective enforceability may be subject to applicable bankruptcy, insolvency, reorganization, moratorium and similar laws affecting the enforcement of creditors' rights generally;

                    (B)  taken together, provide, in the
     reasonable judgment of Seller, adequate insurance coverage for the assets and the operations of the Acquired
     Companies for all risks normally insured against by a Person carrying on the same business or businesses as the Acquired Companies;

                    (C)  are sufficient for material
     compliance with all Legal Requirements and Applicable
     Contracts; and

                    (D)  do not provide for any
     retrospective premium adjustment or other experienced-based liability on the part of any Acquired Company.

               (ii) Neither Seller with respect to an
     Acquired Company nor any Acquired Company has received (A) any refusal of coverage or any notice that a defense will be afforded with reservation of rights, or (B) any notice of cancellation or any other indication that any insurance policy is no longer in full force or effect or will
     not be renewed or that the issuer of any policy is not willing or able to perform its obligations thereunder.

               (iii)     The Acquired Companies have paid
     all premiums due, and have otherwise performed all of their respective obligations, except for such failure to perform that does not have a Material Adverse Effect, under each policy to which any Acquired Company is a party or that provides coverage to any Acquired Company.

               (iv) The Acquired Companies have given
     notice to the applicable insurer of all claims that may be insured by insurance policies issued by such insurer.

     2.19 Environmental Matters.

          (a)  Part 2.19(b) of the Disclosure Letter
includes (i) a list of each Facility known to Seller for which any of the Acquired Companies is currently or in the future may reasonably be expected to be under an obligation to satisfy any Environmental, Health, and Safety Liabilities, (ii) the current status of all Environmental, Health, and Safety Liabilities known to Seller related to the Acquired Companies; (iii) whether, and the extent to which, any Environmental, Health, and Safety
Liabilities
of the Acquired Companies, to the Knowledge of Seller, are eligible for reimbursement out of state or federal funds designated for such purposes, and (iv) a list of all currently operating
Facilities.

          (b) Except as set forth in Part 2.19(b) of the Disclosure Letter and except as does not have a Material Adverse
Effect:

               (i)  Each Acquired Company is, and at
     all times has been, in full compliance with, and has not been and is not in violation of or liable under, any Environmental Law.

               (ii) There are no pending or, to the
     Knowledge of Seller, Threatened claims, Encumbrances, or other restrictions of any nature, resulting from any Environmental, Health, and Safety Liabilities or arising under or pursuant to any Environmental Law, with respect to or affecting any of the Facilities or any other properties
     and assets (whether real, personal, or mixed) in which any Acquired Company has or had an interest.

               (iii)     Seller has no Knowledge of any basis
     to expect, nor has Seller or any of the Acquired Companies, to Seller's Knowledge, received, any citation, directive, inquiry, notice, Order, summons, warning, or other communication that relates to Hazardous Activity, Hazardous Materials, or any alleged, actual, or potential violation or failure to comply with any Environmental Law, or of any alleged, actual, or potential obligation to undertake or bear the cost of any Environmental, Health, and Safety Liabilities with respect to any of the Facilities
or
     any other properties or assets (whether real, personal, or mixed) in which any Acquired Company had an interest, or with respect to any Facility to which Hazardous Materials generated, manufactured, refined, transferred, imported, used, or processed by any Acquired Company have been transported, treated, stored, handled, transferred, disposed,
     recycled, or received.

               (iv) To the Knowledge of Seller and
     other than fuel adequately contained in above or underground storage tanks for sale in the Ordinary Course of Business, there are no Hazardous Materials present on or in the Environment at the Facilities, including any Hazardous Materials contained in barrels, above or underground storage tanks, landfills, land deposits, dumps, equipment (whether moveable or fixed) or other containers, either temporary or permanent, and deposited or located in land, water, sumps, or any other part of the Facilities or property adjoining or contiguous to any Facility, or incorporated into any structure therein or thereon. No
     Acquired Company, or to the Knowledge of Seller, any other Person, has permitted or conducted, or is aware of, any Hazardous Activity (other than fuel adequately contained in above or underground storage tanks for sale in the Ordinary Course of Business) conducted with respect to the Facilities or any other properties or assets (whether real,
     personal, or mixed) in which Seller or any Acquired
     Company has or had an interest.

               (v)  To the Knowledge of Seller, there
     has been no Release of any Hazardous Materials at or from the Facilities or at any other locations where any Hazardous
     Materials were generated, manufactured, refined, transferred, produced, imported, used, or processed from or by the Facilities, or from or by any other properties and assets (whether real, personal, or mixed) in which any Acquired Company has or had an interest, whether by Seller, any Acquired Company, or any other Person.

     2.20 Employees.   Part 2.20 of the Disclosure Letter
contains a complete and accurate list of the following
information
for each employee of the Acquired Companies, including each
employee on leave of absence or layoff status: employer; name;
job
title and current compensation paid or payable.

     2.21 Labor Relations; Compliance.  No Acquired
Company is a party to any collective bargaining or other labor
Contract. There has not been, there is not presently pending or existing, and to Seller's Knowledge there is not Threatened, (a) any strike, slowdown, picketing, work stoppage, or employee grievance process, (b) any Proceeding against or affecting any Acquired
Company relating to the alleged violation of any Legal
Requirement pertaining to labor relations or employment matters, including any charge or complaint filed by an employee or union with the National Labor Relations Board, the Equal Employment
Opportunity Commission, or any comparable Governmental Body, organizational activity, or other labor or employment dispute against or affecting any of the Acquired Companies or their premises, or (c) any application for certification of a collective bargaining agent. There is no lockout of any employees by any Acquired Company, and no such action is contemplated by any Acquired Company. Each Acquired Company has complied in all respects with all Legal Requirements relating to employment, equal employment opportunity, nondiscrimination, immigration, wages, hours, benefits, collective bargaining, the payment of social security and similar taxes, occupational safety and health, and plant closing, except for such that does not have a Material Adverse
Effect. No Acquired Company is liable for the payment of any compensation, damages, taxes, fines, penalties, or other amounts, however designated, for failure to comply with any of the foregoing Legal Requirements, except for such that does not have a
Material Adverse Effect.

     2.22 Intellectual Property

          (a)  Intellectual Property Assets--The term
"Intellectual Property Assets" includes:

               (i)  all fictional business names, trading
     names, registered and unregistered trademarks, service marks, and applications owned by the Acquired
     Companies, except to the extent of the name "E-Z Serve" and derivations thereof (collectively, "Marks");

               (ii) all patents, patent applications, and inventions and discoveries that may be patentable owned or filed by the Acquired Companies (collectively, "Patents");
     and

               (iii)     all know-how, trade secrets,
     confidential information, customer lists, software, technical information, data, process technology, plans, drawings, and blue prints owned or licensed by any Acquired Company as licensee or licensor (collectively "Trade Secrets");
     provided, however, that the Trade Secrets shall not include any Trade Secrets owned by Seller or relating to the business of Seller or Seller's Affiliates other than the Acquired Companies.

          (b)  Agreements--Part 2.22(b) of the Disclosure
Letter contains a complete and accurate list and summary description, including any royalties paid or received by the Acquired Companies, of all Contracts relating to the Intellectual
Property Assets to which any Acquired Company is a party or by which any Acquired Company is bound, except for any license implied by the sale of a product and perpetual, paid-up licenses for commonly available software programs with a value of less than $5,000 under which an Acquired Company is the licensee. There are no outstanding and, to Seller's Knowledge, no Threatened disputes or disagreements with respect to any such Contracts.

          (c) Intellectual Property Assets Necessary for the Business--The Intellectual Property Assets are all those necessary for the operation of the Acquired Companies' businesses as they are currently conducted. Other than as disclosed in Part
2.22(b) of the Disclosure Letter, one or more of the Acquired
Companies is the owner of all right, title, and interest in and to each of the Intellectual Property Assets, free and clear of all liens, security interests, charges, encumbrances, equities, and other adverse claims, and has the right to use without payment to a third party all of the Intellectual Property Assets.

          (d)  Trademarks

               (i)  Part 2.22(d) of Disclosure Letter
     contains a complete and accurate list and summary description of all Marks. One or more of the Acquired
     Companies is the owner of all right, title, and interest in and to each of the Marks, free and clear of all liens, security interests, charges, encumbrances, equities, and other adverse claims.

               (ii) All Marks that have been registered with the United States Patent and Trademark Office are currently in material compliance with all formal legal requirements (including the timely post-registration filing of affidavits of use and incontestability and renewal applications), are valid and enforceable, and are not subject
     to any maintenance fees or taxes or actions falling due within ninety days after the Closing Date.

               (iii)     No Mark has been or is now
     involved in any opposition, invalidation, or cancellation and, to Seller's Knowledge, no such action is Threatened with the respect to any of the Marks.

               (iv) To Seller's Knowledge, there is no
     potentially interfering trademark or trademark application of any third party.

               (v)  No Mark is infringed or, to Seller's
     Knowledge, has been challenged or Threatened in any way.
     None of the Marks used by any Acquired Company infringes or is alleged to infringe any trade name, trademark, or service mark of any third party.

          (e)  Trade Secrets

               (i)  Seller, with respect to the Acquired
     Companies, has, and the Acquired Companies have, taken all reasonable precautions to protect the secrecy, confidentiality, and value of the Trade Secrets;

               (ii) One or more of the Acquired
     Companies has an absolute (but not necessarily exclusive) right to use the Trade Secrets. The Trade Secrets are not part of the public knowledge or literature, and, to Seller's
     Knowledge, have not been used, divulged, or appropriated either for the benefit of any Person (other than one or more of the Acquired Companies) or to the detriment of the Acquired Companies. No Trade Secret is subject to any adverse claim or has been challenged or threatened in any way.

     2.23 Certain Payments. No Acquired Company or director, officer, agent, or employee of any Acquired Company, or to Seller's Knowledge any other Person associated with or acting for or on behalf of any Acquired Company, has directly or indirectly (a) made any contribution, gift, bribe, rebate, payoff, influence payment, kickback, or other payment to any Person, private or public, regardless of form, whether in money, property, or services (i) to obtain favorable treatment in securing business,
(ii) to pay for favorable treatment for business secured, (iii) to obtain special concessions or for special concessions already obtained, for or in respect of any Acquired Company or any Affiliate of an Acquired Company, or (iv) in violation of any Legal
Requirement, or (b) established or maintained any fund or asset that has not been recorded in the books and records of the Acquired
Companies.

     2.24 Disclosure. No representation or warranty of Seller in this Agreement and no statement in the Disclosure Letter omits to state a material fact necessary to make the statements herein or therein, in light of the circumstances in which they were made, not misleading.

     2.25 Relationships with Affiliates.  Except as set forth in
Part 2.25 of the Disclosure Letter:

          (a) Neither Seller, any Affiliate of Seller nor any Affiliate of any Acquired Company has, or since January 1, 1995, has had, any interest in any property (whether real, personal, or mixed and whether tangible or intangible), used in or pertaining to the Acquired Companies' businesses, except an interest by virtue of ownership of an equity interest in an Acquired Company.

          (b) Neither Seller, any Affiliate of Seller nor any Affiliate of any Acquired Company is, or since January 1, 1995, has owned (of record or as a beneficial owner) an equity interest or any other financial or profit interest in, a Person that has had business dealings or a material financial interest in any transaction with any Acquired Company other than business dealings or transactions conducted in the Ordinary Course of Business with the Acquired Companies at prevailing market prices and on prevailing market terms.

     2.26 Brokers or Finders. Seller and its agents have incurred no obligation or liability, contingent or otherwise, for brokerage or finders' fees or agents' commissions or other similar payment in connection with this Agreement.

     2.27 Conduct of Business. Between the date of the Balance Sheet and the Closing Date, Seller has:

          (a)  Conducted the business of the Acquired
Company only in the Ordinary Course of Business.

          (b) Used its reasonable best efforts to preserve intact the current employees of the Acquired Company, and maintain the relation and goodwill with suppliers, customers, landlords, creditors, employees and agents and others having business relationships with the Acquired Company.

     2.28 Payment of Intercompany Indebtedness. Seller has caused all indebtedness owed to or by an Acquired Company to or by Seller or any affiliate of Seller to be paid in full prior to Closing.

3.   Representations and Warranties of Buyer

     Buyer represents and warrants to Seller as follows:

     3.1  Organization and Good Standing.  Buyer is a
Florida corporation duly incorporated, validly existing, and in good standing under the laws of its jurisdiction of incorporation.

     3.2  Authority; No Conflict.

          (a) This Agreement constitutes the legal, valid, and binding obligation of Buyer, enforceable against Buyer in accordance with its terms, except to the extent that the Agreement's enforceability may be subject to applicable bankruptcy, insolvency, reorganization, moratorium and similar laws affecting the enforcement of creditors' rights generally and by general equitable principles.

          (b) Neither the execution and delivery of this Agreement by Buyer nor the consummation or performance of any of the Contemplated Transactions by Buyer will give any Person the right to prevent, delay, or otherwise interfere with any of the
Contemplated Transactions pursuant to:

               (i)  any provision of Buyer's
     Organizational Documents;

               (ii) any resolution adopted by the board of directors of the Buyer;

               (iii)     any Legal Requirement or Order to
     which Buyer may be subject; or

               (iv) any Contract to which Buyer is a
     party or by which Buyer may be bound.

          (c) Buyer is not and will not be required to obtain any Consent from any Person in connection with the execution and delivery of this Agreement or the consummation or performance of any of the Contemplated Transactions, other than the consent of the Buyer's principal lender.

     3.3  Investment in Shares.

          (a) Buyer is acquiring the Shares for its own account and not with a view to their distribution within the meaning of Section 2(11) of the Securities Act.

          (b)  Buyer has received all information it
believes necessary to make an informed decision about its acquisition of the Shares and has had an opportunity to ask questions of Seller and has had all such questions answered to Buyer's satisfaction.

          (c) Buyer is an "accredited investor" as such term is defined in Rule 501(a) under the Securities Act.

          (d) Buyer understands that the Shares are not registered under federal or state securities laws and may not be offered, sold, transferred or otherwise disposed of except pursuant to a registration statement or an exemption from registration under those laws.

          (e) Buyer acknowledges that the certificates representing the Shares may bear a legend substantially as follows:

          THESE SHARES HAVE NOT BEEN
          REGISTERED UNDER THE SECURITIES
          ACT OF 1933 OR UNDER ANY
          APPLICABLE STATE LAW.  THEY MAY
          NOT BE OFFERED FOR SALE, SOLD,
          TRANSFERRED OR PLEDGED
          WITHOUT (1) REGISTRATION UNDER
          THE SECURITIES ACT OF 1933 OR ANY
          APPLICABLE STATE LAW, OR (2) AN
          OPINION OF COUNSEL
          (SATISFACTORY TO THE COMPANY)
          THAT REGISTRATION IS NOT
          REQUIRED.

     3.4  Certain Proceedings.  There is no pending
Proceeding against Buyer that challenges, or may have the effect of preventing, delaying, making illegal, or otherwise interfering with, any of the Contemplated Transactions. To Buyer's Knowledge, no such Proceeding has been Threatened.

     3.5 Brokers or Finders. Buyer and its officers and agents have incurred no obligation or liability, contingent or otherwise, for brokerage or finders' fees or agents' commissions or other similar payment in connection with this Agreement and will indemnify and hold Seller harmless from any such payment alleged to be due by or through Buyer as a result of the action of Buyer or its officers or agents.

     3.6  Hart-Scott-Rodino.  The ultimate parent entity of
the Buyer (as the term "ultimate parent entity" is defined in 16
C.F.R.  801.1(a)(3)) is Jack J. Ceccarelli.  Neither Jack J.
Ceccarelli nor any entity he controls has total assets or annual net
sales of $10,000,000 or more, all as determined in accordance with
16 C.F.R.    801.1(a)-(c), and 801.11.

4.   Definitions

     For purposes of this Agreement, the following terms have the meanings specified or referred to in this Section 4:

     "Acquired Companies"--the Company and its Subsidiary, collectively.

     "Affiliate" --shall have the meaning set forth in Rule 405 of
Regulation C under the Securities Act.

     "Applicable Contract"--any Contract (a) under which any
Acquired Company has or has the conditional right to acquire any rights, (b) under which any Acquired Company has or may become subject to any obligation or liability due to a contractual provision, or (c) by which any Acquired Company or any of the assets owned or used by it is or may become bound due to a contractual provision.

     "Balance Sheet"--as defined in Section 2.4.

     "Benefits"--as defined in Section 2.13(a)(i).

     "Best Efforts"--the efforts that a prudent Person desiring to achieve a result would use in similar circumstances to ensure that the result is achieved as expeditiously as possible; provided, however, that an obligation to use Best Efforts under this Agreement does not require the Person subject to that obligation to take actions that would result in a materially adverse change in the benefits to such Person of this Agreement and the Contemplated
Transactions.

     "Breach"--a "Breach" of a representation, warranty, covenant, obligation, or other provision of this Agreement or any instrument delivered pursuant to this Agreement will be deemed to have occurred if there is or has been (a) any inaccuracy in or breach of, or any failure to perform or comply with, the provision, or
(b)
any claim by any Person or other occurrence or circumstance that is or was inconsistent with the representation, warranty, covenant, obligation, or other provision, and the term "Breach" means any such inaccuracy, breach, failure, claim, occurrence, or circumstance.

     "Buyer"--as defined in the first paragraph of this Agreement.

     "Closing"--as defined in Section 1.3.

     "Closing Date"--the date and time as of which the Closing actually takes place.

     "Company"--as defined in the Recitals of this Agreement.

     "Consent"--any approval, consent, ratification, waiver, or other authorization including any Governmental Authorization.

     "Contemplated Transactions"--all of the transactions contemplated by this Agreement, including:

          (a)  the sale of the Shares by Seller to Buyer;

          (b) the performance by Buyer and Seller of their respective covenants and obligations under this Agreement; and

          (c) Buyer's acquisition and ownership of the Shares and exercise of control over the Acquired Companies.

     "Contract"--any agreement, contract, obligation, promise, or undertaking (whether written or oral and whether express or implied) that is legally binding.

     "Credit Agreement"--as defined in Section 2.2(c).

     "Disclosure Letter"--the disclosure letter delivered by Seller to Buyer concurrently with the execution and delivery of this Agreement.

     "Encumbrance"--any charge, claim, community property interest, condition, equitable interest, lien, option, pledge, security interest, right of first refusal, or restriction of any kind, including any restriction on use, voting, transfer, receipt of income, or exercise of any other attribute of ownership.

     "Environment"--soil, land surface or subsurface strata, surface waters (including navigable waters, ocean waters, streams, ponds, drainage basins, and wetlands), groundwaters, drinking water supply, stream sediments, ambient air (including indoor air), plant and animal life, and any other environmental medium or natural resource.

     "Environmental, Health, and Safety Liabilities"--any costs, damages, expenses, liabilities, obligations, fines, penalties, judgments, awards, settlements, losses, claims and demands, and response, investigative, remedial, or inspection costs and expenses, or other responsibility arising from or under Environmental Law or
Occupational Safety and Health Law and consisting of or relating to any environmental, health, or safety matters or conditions
(including on-site or off-site contamination, occupational safety and health (whether related to any Person or Facility), and regulation of chemical substances or products);

     "Environmental Law"--any Legal Requirement that relates to:

          (a) releases of pollutants, Hazardous Materials or potentially harmful substances, violations of discharge limits, or other activities, such as resource extraction or construction, that could have significant impact on the environment;

          (b)  assuring that products are designed,
formulated, packaged, and used so that they do not present unreasonable risks to human health or the environment when used or disposed of;

          (c) protecting resources, species, ecological amenities, the Environment or human health;

          (d)  reducing to acceptable levels the risks
inherent in the transportation of Hazardous Materials, pollutants, oil, fuels, or other potentially harmful substances; or

          (e) cleaning up pollutants, Hazardous Materials, or potentially harmful substances that have been released, preventing the threat of such a release, or paying the costs of such a clean up or preventive action.

     "ERISA"--the Employee Retirement Income Security Act of 1974 or any successor law, and regulations and rules issued pursuant to that Act or any successor law.

     "Facilities"--any real property, leaseholds, or other interests currently owned or operated by any Acquired Company and any buildings, structures, or equipment (including motor vehicles) currently owned or operated by any Acquired Company.

     "Financial Statements"--as defined in Section 2.4.

     "GAAP"--generally accepted United States accounting principles.

     "Governmental Authorization"--any approval, consent, license, permit, waiver, or other authorization issued, granted, given, or otherwise made available by or under the authority of any
Governmental Body or pursuant to any Legal Requirement necessary to permit the Acquired Companies lawfully to conduct and operate their businesses in the manner they currently conduct and operate such businesses and to permit the Acquired Companies to own and use their assets in the manner in which they currently own and use such assets.

     "Governmental Body"--any federal, state, local, municipal, foreign, or other government or any governmental or quasi-governmental authority of any nature (including any governmental agency, branch, department, official, or entity and any court or other tribunal).

     "Hazardous Activity"--the distribution, generation, handling, importing, management, manufacturing, processing, production, refinement, release, storage, transfer, transportation, treatment, or use of Hazardous Materials in, on, under, about, or from the Facilities or any part thereof into the environment, and any other act, business, operation, or thing that increases the danger, or risk of danger, or poses an unreasonable risk of harm to persons or property on or off the Facilities, or that may, in the reasonable judgment of Seller, affect the value of the Facilities or the Acquired Companies.

     "Hazardous Materials"--any waste, product or other substance that is listed, defined, designated, or classified as, or otherwise determined to be, hazardous, radioactive, or toxic or a pollutant or a contaminant under or pursuant to any Environmental
Law, including any admixture or solution thereof, and specifically including petroleum and all derivatives thereof or synthetic substitutes therefor and asbestos or asbestos-containing materials.

     "Intellectual Property Assets" --as defined in Section 2.22.

     "IRC"--the Internal Revenue Code of 1986, as amended, or any successor law, and regulations issued by the IRS pursuant to the Internal Revenue Code or any successor law.

     "IRS"--the United States Internal Revenue Service or any successor agency, and, to the extent relevant, the United States
Department of the Treasury.

     "Knowledge"--an individual will be deemed to have "Knowledge" of a particular fact or other matter if:

          (a) such individual is actually aware of such fact or other matter; or

          (b) a prudent individual could be expected to discover or otherwise become aware of such fact or other matter in the ordinary course of such individual's business.

     "Legal Requirement"--any federal, state, local, municipal, foreign, international, multinational, or other administrative order, constitution, law, ordinance, principle of common law, regulation, statute, or treaty.

     "Material Adverse Effect" --as related to Balance Sheet items, a material adverse effect to the properties, assets, business or financial condition of the Acquired Companies, taken as a whole, and as related to non-Balance Sheet items, a change or event having a negative monetary impact of greater than $7,500.

     "Multi-Employer Plan" -- shall have the meaning set forth in ERISA 3(37).

     "Noncompetition Agreement"--as defined in Section
1.4(a)(v).

     "Occupational Safety and Health Law"--any Legal
Requirement designed to provide safe and healthful working conditions and to reduce occupational safety and health hazards, and any program, whether governmental or private (including those promulgated or sponsored by industry associations and insurance companies), designed to provide safe and healthful working conditions.

     "Order"--any award, decision, injunction, judgment, order, ruling, subpoena, or verdict entered, issued, made, or rendered by any court, administrative agency, or other Governmental Body or by any arbitrator.

     "Ordinary Course of Business"--an action taken by a Person will be deemed to have been taken in the "Ordinary Course of Business" only if:

          (a)  such action is consistent with the past
practices of such Person and is taken in the ordinary course of the normal day-to-day operations of such Person; and

          (b)  such action is similar in nature and
magnitude to actions customarily taken, without any authorization by the board of directors, in the ordinary course of the normal day-to-day operations of other Persons that are in the same line of business as such Person.

     "Organizational Documents"--(a) the articles or certificate of incorporation and the bylaws of a corporation; (b) the partnership agreement and any statement of partnership of a general partnership; (c) the limited partnership agreement and the certificate of limited partnership of a limited partnership; (d) any charter or similar document adopted or filed in connection with the creation, formation, or organization of a Person; and (e) any amendment to any of the foregoing.

     "PBGC" --Pension Benefit Guaranty Corporation.

     "Person"--any individual, corporation (including any non-profit corporation), general or limited partnership, limited liability company, joint venture, estate, trust, association, organization, labor union, or other entity or Governmental Body.

     "Plan"--has the meaning given in ERISA   3(3).

     "Proceeding"--any action, arbitration, audit, hearing, investigation, litigation, or suit (whether civil, criminal, administrative, investigative, or informal) commenced, brought, conducted, or heard by or before, or otherwise involving, any Governmental Body or arbitrator.

     "Release"--any spilling, leaking, emitting, discharging, depositing, escaping, leaching, dumping, or other releasing into the environment, whether intentional or unintentional.

     "Remediation Receivable"--as defined in Section 2.12.

     "Representative"--with respect to a particular Person, any director, officer, employee, agent, consultant, advisor, or other representative of such Person, including legal counsel, accountants, and financial advisors.

     "Securities Act"--the Securities Act of 1933 or any successor law, and regulations and rules issued pursuant to that Act or any successor law.

     "Seller"--as defined in the first paragraph of this Agreement.

     "Shares"--as defined in the Recitals of this Agreement.

     "Subsidiary"--E-Z Serve Petroleum Marketing Company of
California.

     "Tax" --any net income, alternative or add-on minimum tax, advance, corporation, gross income, gross receipts, sales, use, ad valorem, franchise, profits, license, value added, withholding, payroll, employment, excise, stamp or occupation tax, governmental fee or other like assessment or charge of any kind whatsoever, together with any interest or any penalty imposed by any Governmental Body with respect thereto, and any liability for such amounts as a result either of being a member of an affiliated group or of a contractual obligation to indemnify any other entity.

     "Tax Return"--any return (including any information return), report, statement, schedule, notice, form, or other document or information filed with or submitted to, or required to be filed with or submitted to, any Governmental Body in connection with the determination, assessment, collection, or payment of any Tax.

     "Threatened"--a claim, Proceeding, dispute, action, or other matter will be deemed to have been "Threatened" if any demand or statement has been made (orally or in writing) or any notice has been given (orally or in writing), or if any other event has occurred or any other circumstances exist, that would lead a prudent
Person
to conclude that such a claim, Proceeding, dispute, action, or other matter is likely to be asserted, commenced, taken, or otherwise pursued in the future.

5.   Survival and Indemnification

     5.1  Indemnification of Seller.  Buyer and the Acquired
Companies and their respective Affiliates ("Buyer Parties") from and after the Closing shall indemnify, exonerate and hold Seller and its Affiliates and their respective officers, directors, employees, representatives and agents (the "Seller Indemnitees") harmless from and against any and all actions, causes of action, suits and losses, damages, including penalties, losses, deficiencies, costs, expenses, obligations, fines, expenditures, claims and liabilities, including reasonable counsel fees and reasonable expenses of investigation, defending and prosecuting litigation
(collectively,
the "Damages"), suffered by Seller Indemnitees as a result of, caused by, arising out of, or in any way relating to any liability or obligation which pertains to the ownership, operation or conduct of the business or assets of any Acquired Company arising from any acts, omissions, events, conditions or circumstances including, without limitation, (a) any investigation, litigation or proceeding related to any environmental cleanup, audit, compliance or other matter relating to the protection of the environment or the release of any Hazardous Materials relating to the Acquired Companies;
(b) the presence on or under, or the escape, seepage, leakage, spillage, discharge, emission, discharging or releases from, any real property owned by the Acquired Companies or operated by the Acquired Companies of any Hazardous Materials (including, without limitation, any losses, liabilities, damages, injuries, costs, expenses or claims asserted or arising under any Environmental
Law, the costs of defending and or counterclaiming or claiming over against third parties in respect of any action or matter, and any cost, liability or damage arising out of a settlement of any action entered into by the Seller or its Affiliates), regardless of whether caused by, or within the control of, the Seller or its Affiliates;
(c) any order, consent, decree, settlement, judgement or verdict arising from the deposit, storage, disposal, burial, dumping, injection, spilling, leaking or other placement or release in, on or from the properties of the Acquired Companies of any Hazardous
Material (including without limitation any order under the Environmental Laws to clean-up or decommission) occurring prior to, on or after the Closing Date.

     5.2 Indemnification of Buyer. Seller from and after the Closing shall indemnify and hold Buyer and the Acquired
Companies and their respective officers, directors, employees, representatives and agents (the "Buyer Indemnitees") harmless from and against any and all Damages suffered by Buyer
Indemnitees as a result of, caused by, arising out of, or in any way relating to the breach of any material warranty or representation set forth in Article 2.

     5.3 Demands. Each indemnified party hereunder agrees that promptly upon its discovery of facts giving rise to a claim for indemnity under the provisions of this Agreement, including receipt by it of notice of any demand, assertion, claim, action or proceeding, judicial or otherwise, by any third party (such third party actions being collectively referred to herein as the "Claim"), with respect to any matter as to which it claims to be entitled to indemnity under the provisions of this Agreement, it will give prompt notice thereof in writing to the indemnifying party, together with a statement of such information respecting any of the foregoing as it shall have. Such notice shall include a formal demand for indemnification under this Agreement.

     5.4 Right to Contest and Defend. The indemnifying party shall be entitled at its cost and expense to contest and defend by all appropriate legal proceedings any Claim with respect to which it is called upon to indemnify the indemnified party under the provisions of this Agreement; provided, that notice of the intention to contest shall be delivered by the indemnifying party to the indemnified party within twenty (20) days from the date of receipt by the indemnifying party of notice by the indemnified party of the assertion of the Claim. Any such contest may be conducted in the name and on behalf of the indemnifying party or the indemnified party as may be appropriate. Such contest shall be conducted by reputable counsel employed by the indemnifying party but the indemnified party shall have the right but not the obligation to participate in such proceedings and to be represented by counsel of its own choosing at its sole cost and expense. The indemnifying party shall have full authority to determine all action to be taken with respect thereto; provided, however, that the indemnifying party will not have the authority to subject the indemnified party to any obligation whatsoever, other than the performance of purely ministerial tasks or obligations not involving material expense. If the indemnifying party elects not to contest any such Claim, the indemnifying party shall be bound by the result obtained with respect thereto by the indemnified party, having used its Best Efforts in resolution. At any time after the commencement of the defense of any Claim, the indemnifying party may request the indemnified party to agree in writing to the abandonment of such contest or to the payment or compromise by the indemnified party of the asserted Claim, whereupon such action shall be taken unless the indemnified party determines that the contest should be continued, and so notifies the indemnifying party in writing within fifteen (15) days of such request from the indemnifying party. If the indemnified party elects to continue or contest the Claim after the indemnifying party requests an abandonment or compromise, the indemnified party's indemnification obligation hereunder shall not exceed the amount for which the Claim could have been settled or compromised plus the indemnified party's Damages to the date of the indemnifying party's request.

     5.5 Cooperation. If requested by the indemnifying party, the indemnified party agrees to cooperate with the indemnifying party and its counsel in contesting any Claim that the indemnifying party elects to contest or, if appropriate, in making any counterclaim against the person asserting the Claim, or any cross-complaint against any person, and the indemnifying party will reimburse the indemnified party for any expenses incurred by it in so cooperating. If the indemnifying party has not chosen to contest a Claim, the indemnifying party shall cooperate with the indemnified party and its counsel in contesting any Claim at no cost or expense to the indemnified party.

     5.6 Right to Participate. The indemnified party agrees to afford the indemnifying party and its counsel the opportunity to be present at, and to participate in, conferences with all persons, including governmental authorities, asserting any Claim against the indemnified party or conferences with representatives of or counsel for such persons.

     5.7 Payment of Damages. The indemnifying party shall pay to the indemnified party in immediately available funds any amounts to which the indemnified party may become entitled by reason of the provisions of this Agreement, such payment to be made within five days after any such amounts are finally determined either by mutual agreement of the parties hereto or pursuant to the final unappealable judgment of a court of competent jurisdiction. The availability of insurance proceeds shall not delay or postpone any indemnification payment required hereunder. If the indemnified party collects any such insurance proceeds and receives a payment from the indemnifying party hereunder, and the sum of such proceeds and payment is in excess of the amount payable with respect to the matter that is the subject of the indemnity, then the indemnified party shall promptly refund to the indemnifying party the amount of such excess, if permitted by the applicable insurance policy(ies). Except as otherwise provided in the preceding sentence, the indemnified party's receipt of any such insurance proceeds shall not eliminate or reduce the obligations of the indemnifying party or the rights of the indemnified party hereunder.

     5.8  Survival of Representations and Warranties;
Limitations. The liability of the Seller for the breach of any of the
representations and warranties of the Seller set forth in Article
2
shall be limited to claims for which the Buyer delivers written notice to the Seller on or before September 10, 1997.  The Seller shall not be liable for Damages under Section 5.2 unless the aggregate amount of Damages for which the Seller would, but for the provisions of this Section 5.8, be liable exceeds, on an aggregate basis, $100,000, and then only to the extent of any such
excess; provided that the Seller shall not be liable for the amount
of Damages that exceed in the aggregate $500,000;

     5.9  General.  THE INDEMNIFICATION AND
ASSUMPTION PROVISIONS PROVIDED FOR IN THIS
AGREEMENT HAVE BEEN EXPRESSLY NEGOTIATED IN
EVERY DETAIL, ARE INTENDED TO BE GIVEN FULL AND
LITERAL EFFECT, AND SHALL BE APPLICABLE WHETHER
OR NOT THE LIABILITIES, OBLIGATIONS, CLAIMS,
JUDGMENTS, LOSSES, COSTS, EXPENSES OR DAMAGES
IN QUESTION ARISE OR AROSE SOLELY OR IN PART
FROM THE GROSS, ACTIVE, PASSIVE OR CONCURRENT
NEGLIGENCE, STRICT LIABILITY, OR OTHER FAULT OF
ANY INDEMNIFIED PARTY.  BUYER AND SELLER
ACKNOWLEDGE THAT THIS STATEMENT COMPLIES
WITH THE EXPRESS NEGLIGENCE RULE AND
CONSTITUTES CONSPICUOUS NOTICE.  NOTICE IN THIS
CONSPICUOUS NOTICE IS NOT INTENDED TO PROVIDE
OR ALTER THE RIGHTS AND OBLIGATIONS OF THE
PARTIES, ALL OF WHICH ARE SPECIFIED ELSEWHERE IN
THIS AGREEMENT.

6.   Taxes

     6.1 General. Notwithstanding any other provision in the Agreement, Seller and Buyer covenant with each other regarding Taxes as follows:

          (a) Seller's Liability. Seller shall not be liable for any Taxes of the Acquired Companies for any periods.

          (b) Buyer's Liability. Buyer shall be liable for any and all Taxes of the Acquired Companies for all taxable periods.

          (c)  Determination of U.S. Federal Income
Taxes. When necessary for the purposes of Section 6.1(a) or 6.1(b)
to determine the federal income Taxes of the Acquired Companies for those periods in which the Acquired Companies joined with the Seller affiliated group in filing a consolidated return, the parties shall determine the U.S. federal income tax liability of the Acquired Companies on a "stand alone" basis, as if they were not members of the Seller affiliated group. For purposes of this computation, items determined on a consolidated basis shall be allocated among the Acquired Companies and the other members of the Seller affiliated group on a basis mutually agreed by Buyer and Seller. The Buyer and Seller agree that for U.S. federal income tax purposes (i) the last day of the Acquired Companies' taxable year as members of the Seller affiliated group shall be the
Closing Date and (ii) that all items of income, interest, loss or deduction recognized or incurred for U.S. federal income tax purposes through the Closing Date shall be included in the consolidated Returns filed by Seller. Buyer and Seller covenant and agree that each of them shall file all Income Tax Returns, and maintain all books and records and conduct all audits and legal and administrative proceedings on a basis and in a manner consistent with this Section.

          (d) Refunds. Any federal income tax refunds received by Seller affiliated group with respect to the periods during which the Acquired Companies were members of such group shall be for the sole benefit of Seller. All other Tax refunds attributable to the Acquired Companies shall be for the sole benefit of Buyer. Buyer shall cause the Acquired Companies to refrain from electing to carryback losses, credits, deductions or other tax attributes incurred, created or realized by the Acquired
Companies
with respect to any period after the Closing date into any taxable year of the Acquired Companies in which they were members of the Seller affiliated group.

          (e)  Tax Attributes.

               (i)  Generally.  To the maximum extent
     permitted by law and as specifically provided in Sections
     6.1(e)(ii) and (iii) below, Seller shall allocate the Seller affiliated group's consolidated federal income tax attributes
     (such as net operating losses, net capital losses, foreign
Tax
     credits, alternative minimum Tax credit, and any other consolidated federal income tax attributes) attributable to the taxable periods during which the Acquired Companies were members of the Sellers affiliated group to Seller and the continuing members of the Seller affiliated group.
     Seller's determination of the amount of federal income tax attributes of the Seller affiliated group attributable to the
     Acquired Companies shall be determinative, and Buyer and Seller covenant and agree that each of them shall file all Income Tax Returns, and maintain all books and records, and conduct all audit and administrative proceedings on a basis and in a manner consistent with such determination.

               (ii) Election Under Treasury Regulation
     Section 1.1502-20(g)(1).  Consistent with the provisions of
     Section 6.1(e)(i) above and to the extent permitted by applicable law, Seller will elect under Treasury Regulation
     Section 1.1502-20(g)(1) to reattribute to Seller all but $155,000 of the Acquired Companies' net operating losses generated for all taxable periods through the Closing Date.
     Seller's determination of the maximum amount of the Acquired Companies' net operating losses that can be reattributed to Seller shall be determinative. With respect to the Treasury Regulations Section 1.1502-20(g)(1) election, Seller shall prepare and file such election in its 1997 federal consolidated income tax return due on or before September 15, 1998. Seller shall deliver a copy of the election to the Acquired Companies, and each Acquired
     Company agrees to sign and return the election to Seller prior to August 1, 1998, and each Acquired Company agrees to include a copy of the election in its federal income
     tax return for the first taxable year ending after September
     15, 1998.

               (iii)     Section 382 Annual Limitation.
     Consistent with the provisions of Section 6.1(e)(i) above and to the extent permitted by applicable law, Seller will not apportion any part of the Seller affiliated group's consolidated Section 382 limitations (as defined in Temporary Treasury Regulations Section 1.1502-93T(a)) to the Acquired Companies, but rather, the Seller affiliated group will retain 100% of any consolidated Section 382 limitations. If it is necessary for Seller to file an election
     under Temporary Treasury Regulations Section 1.1502-95T(e) to refrain from apportioning any part of the Seller affiliated group's consolidated Section 382 limitations to the Acquired Companies, the Acquired Companies to agree to sign and return such election prior to August 1, 1998, and each of the Acquired Companies agree to attach a copy of the election to their first return filed after December
31,
     1997.

     6.2  Tax Indemnifications.

          (a)   Buyer's Indemnification.  Buyer shall
indemnify the Seller against any and all Taxes of the Acquired
Companies for which Buyer is liable under Section 6.1(b). Any indemnity payable by Buyer pursuant to this Section 6.2 shall be paid within the later of ten (10) days after Seller's request therefor.

          (b) Payments. All payments made by Buyer to Seller under this Section 6 shall be treated as adjustments to the
Purchase Price for the Shares.

     6.3 Tax Returns. Seller and Buyer covenant with each other as follows:

          (a) Seller. Seller shall cause to be prepared and filed the consolidated federal income tax return for the Seller affiliated group for the year ended December 29, 1996 and for the Acquired Companies' short taxable year which ends on the Closing
Date.

          (b) Buyer. Buyer shall cause to be prepared and filed all Tax Returns which are required by any Governmental
Body to be filed with respect to all Taxes relating to the Acquired
Companies except for the Tax Returns described in Section 6.3(a) above. Buyer shall refrain from taking any position in any future
Tax Return which would have a materially adverse effect to the Seller or the Seller affiliated group.

     6.4 Tax Agreements. All Tax Sharing Arrangements between the members of the Seller affiliated group and the Acquired Companies shall be terminated as of the Closing Date canceling all rights and obligations under such agreements.
Buyer's
Tax-related obligations vis-a-vis Seller shall be controlled by this
Agreement.

     6.5 Tax Audits. Except with respect to certain federal income Taxes as described below, Buyer shall control any Tax audit, examination or notice of proposed adjustment, provided however, Buyer shall not settle or otherwise resolve such Tax audit, examination or notice of proposed adjustment without obtaining the written consent of Seller (which consent may not be unreasonably withheld) if such settlement would cause a material modification in the Seller's consolidated federal income tax return for the Seller's affiliated group for any year in which the Acquired
Companies were members of the Seller's affiliated group.
Furthermore, with respect to any audit, examination or notice of proposed adjustment of the Acquired Companies' federal income taxes for (i) any taxable period during which the Acquired
Companies were members of the Seller affiliated group or (ii) any taxable period for which the Acquired Companies filed separate returns, the tax attributes of which were utilized by the Seller affiliated group, Buyer agrees (a) to cause the Acquired
Companies
to give notice to Seller of the commencement of any Tax audit, examination or notice of a proposed adjustment which could effect the federal income tax liability of Seller's affiliated group;
(b) to
cause the Acquired Companies to immediately furnish Seller with copies of all correspondence received with respect to such examination or notice; (c) that Seller shall have the right, at Seller's cost, to approve in advance any correspondence with respect to any such Tax audit, examination or notice of proposed adjustments, to the extent it would impact on the Tax liability of the Seller's affiliated group; (d) that Seller shall have authority, at
Seller's cost, to supervise and control, in consultation with Buyer, the conduct of, and to represent the Acquired Companies in connection with any such Tax audit, (e) that Seller shall be entitled, at its own cost, to control the actions taken or proposed to be taken to avoid, mitigate or otherwise defend against any change or imposition of Tax arising from such audit for which Seller is not indemnified by Buyer; provided however, that Seller shall not settle or otherwise resolve any issue which may cause the Acquired
Companies or Buyer to incur an obligation for federal income
Taxes for any period during which the Acquired Companies were members of the Seller affiliated group without Buyer's prior written consent, which consent may not be unreasonably withheld.

     6.6 Assistance. All Parties hereby agree to cooperate with each other and to take such actions and execute such agreements, Tax forms and documents as the Party controlling the mater may reasonably expect to carry out the purposes of this
Section 6.

     6.7 Section 338 Election. The Seller shall not make an election under Section 338(h)(10) of the Code with respect to the sale of the Shares.

     6.8 FIRPTA Certificate. At the Closing, Seller shall deliver to the Buyer an appropriate certificate of Seller, signed by an officer of Seller, which shall permit Buyer to refrain from withholding any portion of the Purchase Price on account of the FIRPTA rules.

     6.9 Preservation of Records. For a period of ten (10) years after the Closing Date, Buyer shall (i) preserve and retain the corporate accounting, legal, auditing, Tax and other books and records that relate to the Acquired Companies prior to Closing and
(ii) make such books and records available at the then current administrative headquarters of the Acquired Companies to Seller upon reasonable notice and at reasonable times, it being understood that Seller shall be entitled to make and retain copies of such books and records as it shall deem necessary at Seller's expense.

     6.10 Conflict. In the event of a conflict relating to Taxes between the provisions of this Section 6 and any other provisions of the Agreement, the provisions of Section 6 shall control.

7.   General Provisions

     7.1 Expenses. Except as otherwise expressly provided in this Agreement, each party to this Agreement will bear its respective expenses incurred in connection with the preparation, execution, and performance of this Agreement and the Contemplated Transactions, including all fees and expenses of agents, representatives, counsel, and accountants.

     7.2 Public Announcements. As long as this Agreement is in effect, Seller and Buyer will consult in advance and cooperate with each other concerning the preparation and publication of any press release or other announcement (other than those required by law) with respect to the Contemplated Transactions and the means by which the Acquired Companies' employees, customers, and suppliers and others having dealings with the Acquired Companies will be informed of the Contemplated Transactions.

     7.3 Confidentiality. Between the date of this Agreement and the Closing Date, Buyer and Seller will maintain in confidence, and will cause the directors, officers, employees, agents, and advisors of Buyer and the Acquired Companies to maintain in confidence, and not use to the detriment of another party or an Acquired Company any written, oral, or other information obtained in confidence from another party or an Acquired Company in connection with this Agreement or the Contemplated Transactions, unless (a) such information is already known to such party or to others not bound by a duty of confidentiality or such information becomes publicly available through no fault of such party, (b) the use of such information is necessary or appropriate in making any filing or obtaining any consent or approval required for the consummation of the Contemplated Transactions, or (c) the furnishing or use of such information is required by legal proceedings.

     If the Contemplated Transactions are not consummated, each party will return or destroy as much of such written information as the other party may reasonably request.

     7.4 Notices. All notices, consents, waivers, and other communications under this Agreement must be in writing and will be deemed to have been duly given when (a) delivered by hand
(with written confirmation of receipt), (b) sent by telecopier
(with
written confirmation of receipt), provided that a copy is mailed by registered mail, return receipt requested, or (c) when received by the addressee, if sent by a nationally recognized overnight delivery service (receipt requested), in each case to the appropriate addresses and telecopier numbers set forth below (or to such other addresses and telecopier numbers as a party may designate by notice to the other parties):

          Seller:             E-Z Serve Corporation
                         2550 North Loop West, Suite
600
                         Houston, Texas 77092

               Attention:     Harold E. Lambert

               Facsimile No.: (713) 684-4367

          with a copy to:     Bracewell & Patterson.
L.L.P.
                         711 Louisiana, Suite 2900
                         Houston, Texas 77002-2781

               Attention:     John L. Keffer

               Facsimile No.: (713) 221-1212

          Buyer:         Restructure, Inc.
                         205 South Hoover Street,
Suite 101
                         Tampa, Florida 33609

               Attention:     Jack J. Ceccarelli

               Facsimile No.: (813) 287-2290

          with a copy to:     Restructure, Inc.
                         205 South Hoover Street,
Suite 101
                         Tampa, Florida 33609

               Attention:     Bradford C. Vassey, General
Counsel

               Facsimile No.: (813) 287-2290

     7.5 Jurisdiction; Service of Process. Any action or proceeding seeking to enforce any provision of, or based on any right arising out of, this Agreement may be brought against any of the parties in the courts of the States of Texas or Florida, and each of the parties consents to the jurisdiction of such courts (and of the appropriate appellate courts) in any such action or proceeding and waives any objection to venue laid therein. Process in any action or proceeding referred to in the preceding sentence may be served on any party anywhere in the world.

     7.6 Further Assurances. The parties agree (a) to furnish upon request to each other such further information, (b) to execute and deliver to each other such other documents, and (c) to do such other acts and things, all as the other party may reasonably request for the purpose of carrying out the intent of this Agreement and the documents referred to in this Agreement.

     7.7 Waiver. The rights and remedies of the parties to this Agreement are cumulative and not alternative. Neither the failure nor any delay by any party in exercising any right, power, or privilege under this Agreement or the documents referred to in this
Agreement will operate as a waiver of such right, power, or privilege, and no single or partial exercise of any such right, power, or privilege will preclude any other or further exercise of such right, power, or privilege or the exercise of any other right, power, or privilege. To the maximum extent permitted by applicable law,
(a) no claim or right arising out of this Agreement or the documents referred to in this Agreement can be discharged by one party, in whole or in part, by a waiver or renunciation of the claim or right unless in writing signed by the other party; (b) no waiver that may be given by a party will be applicable except in the specific instance for which it is given; and (c) no notice to or demand on one party will be deemed to be a waiver of any obligation of such party or of the right of the party giving such notice or demand to take further action without notice or demand as provided in this Agreement or the documents referred to in this
Agreement.

     7.8  Entire Agreement and Modification.  This
Agreement supersedes all prior agreements between the parties with respect to its subject matter and constitutes (along with the documents referred to in this Agreement) a complete and exclusive statement of the terms of the agreement between the parties with respect to its subject matter. This Agreement may not be amended except by a written agreement executed by the party to be charged with the amendment.

     7.9  Disclosure Letter.

     (a) The disclosures in the Disclosure Letter, and those in any supplement thereto, must relate only to the representations and warranties in the Section of the Agreement to which they expressly relate and not to any other representation or warranty in this Agreement.

     (b) In the event of any inconsistency between the statements in the body of this Agreement and those in the Disclosure Letter (other than an exception expressly set forth as such in the Disclosure Letter with respect to a specifically identified representation or warranty), the statements in the body of this Agreement will control.

     7.10 Assignments, Successors, and No Third-party
Rights. Neither party may assign any of its rights under this Agreement without the prior consent of the other parties, except that Buyer may assign any of its rights under this Agreement to any
Subsidiary of Buyer, provided, that Buyer joins in the indemnity obligations of such Subsidiary pursuant to Section 5. Subject to the preceding sentence, this Agreement will apply to, be binding in all respects upon, and inure to the benefit of the successors and permitted assigns of the parties. Nothing expressed or referred to in this Agreement will be construed to give any Person other than the parties to this Agreement any legal or equitable right, remedy, or claim under or with respect to this Agreement or any provision of this Agreement. This Agreement and all of its provisions and conditions are for the sole and exclusive benefit of the parties to this Agreement and their successors and assigns.

     7.11 Severability. If any provision of this Agreement is held invalid or unenforceable by any court of competent jurisdiction, the other provisions of this Agreement will remain in full force and effect. Any provision of this Agreement held invalid or unenforceable only in part or degree will remain in full force and effect to the extent not held invalid or unenforceable.

     7.12 Section Headings, Construction.  The headings of
Sections in this Agreement are provided for convenience only and will not affect its construction or interpretation. All references to
"Section" or "Sections" refer to the corresponding Section or Sections of this Agreement. All words used in this Agreement will be construed to be of such gender or number as the circumstances require. Unless otherwise expressly provided, the word
"including"
does not limit the preceding words or terms.

     7.13 Time of Essence. With regard to all dates and time periods set forth or referred to in this Agreement, time is of the essence.

     7.14 Governing Law. This Agreement will be governed by the laws of the State of Texas without regard to conflicts of laws principles.

     7.15 Counterparts. This Agreement may be executed in one or more counterparts, each of which will be deemed to be an original copy of this Agreement and all of which, when taken together, will be deemed to constitute one and the same agreement.

     7.16 Independent Investigation. Buyer acknowledges that in making the decision to enter into this Agreement and to consummate the transactions contemplated hereby, Buyer has relied solely on its own independent investigation of Acquired
Companies and on the express written representations, warranties and covenants in this Agreement. Without diminishing the scope of the express written representations, warranties and covenants of the Seller in this Agreement and without affecting or impairing
Buyer's right to rely thereon, Buyer acknowledges that Seller has not made, AND SELLER HEREBY EXPRESSLY DISCLAIMS
AND NEGATES, ANY OTHER REPRESENTATION OR
WARRANTY, EXPRESS OR IMPLIED, RELATING TO THE
ASSETS AND OPERATIONS OF THE ACQUIRED
COMPANIES (INCLUDING, WITHOUT LIMITATION, ANY
IMPLIED OR EXPRESS WARRANTY OF
MERCHANTABILITY, FITNESS FOR A PARTICULAR
PURPOSE, OR CONFORMITY TO MODELS OR SAMPLES
OF MATERIALS).

8.   Employee Benefit Matters

     8.1  Service under Buyer's Plans.  At the Closing Date,
Buyer shall cause those employees of the Acquired Companies who are then employed by Buyer, other than those set forth in Part
8.1 of the Disclosure Letter, ("Transferred Employees") to be covered by the benefit plans and programs of Buyer. Transferred
Employees shall be credited for their service with the Acquired
Companies for purposes of participation, eligibility, vesting and the accrual of benefits under the benefit plans and programs provided by Buyer. Buyer shall maintain the severance policy of Seller and
Company with respect to those employees of Company who are employed as of the Closing.

     8.2 Buyer's Health Plans. Buyer shall cause its group health plan to provide coverage to the Transferred Employees and to waive any limitations regarding pre-existing conditions of Transferred Employees and their eligible dependents (except to the extent that such limitations would have applied to any such individual under the group health plan of the Acquired
Companies). Buyer's group health plan will apply any amounts paid under the group health plan of the Acquired Companies by a Transferred Employee for deductibles and copayments during 1997 toward deductibles and out-of-pocket limits for the 1997 plan year.

     8.3 Insurance. Insurance coverage provided by Seller to the Acquired Companies, including but not limited to liability and casualty insurance, shall be cancelled and terminated as of Closing.
Buyer shall be responsible for procuring and maintaining insurance for the Acquired Companies as of the Closing.


     IN WITNESS WHEREOF, the parties have executed and delivered this Agreement as of the date first written above.

                              Buyer:

                              Restructure, Inc.



                              By:
                              Name:
                              Title:




                              Seller:

                              E-Z Serve
Corporation



                              By:
                              Name:   John T.
Miller
                              Title:    Senior Vice
President




     The Company and Subsidiary hereby execute this Agreement to acknowledge their obligations under Section 5 hereof.

                              E-Z Serve Petroleum
Marketing Company



                              By:
                              Name:
                              Title:



                              E-Z Serve Petroleum
Marketing Company
                                 of California



                              By:
                              Name:
                              Title:


























AGREEMENT TO PERFORM FINANCED SITE
     ASSESSMENT AND REMEDIATION SERVICES

     Environmental Corporation of America, Inc., a
Texas Corporation, hereinafter referred to as "ECA," whose primary business address is 205 S. Hoover Street, Tampa, Florida 33609, and E-Z Serve Convenience Stores,
Inc. a Delaware Corporation, hereinafter referred to as "E-Z Serve" whose primary business address is 2550 N.
Loop W., Suite 600, Houston, Texas 77092, hereby enter into this Agreement to Perform Financed Site Assessment and Remediation Services (the "Agreement").

     WHEREAS, E-Z Serve is or was the owner or operator of various properties, facilities or sites where evidence of a potential or actual discharge of petroleum products currently exists, which properties, facilities or sites are eligible for participation in the state sponsored programs set forth below which provide for the reimbursement of costs incurred in the assessment and remediation of petroleum product contamination; and

     WHEREAS, ECA is engaged in the business of arranging, conducting and financing petroleum product contamination site assessment and remediation services at petroleum contaminated sites. Specifically, ECA is an environmental consulting firm engaged in the business of providing environmental services, including, but not limited to, activities related to the assessment and remediation of petroleum product contamination at or adjacent to contaminated sites. Such services and activities include, but are not limited to, performing contamination assessments, the preparation of contamination assessment reports, the implementation and management of site remediation activities, and all required negotiations and coordination with various federal, state and local agencies which are an integral part of the highly regulated services described above.
ECA is also engaged in the business of providing environmental consulting services which are not eligible for reimbursement under the state programs; and

     WHEREAS, the facilities owned or operated by E-Z
Serve which are the subject of this Agreement are eligible for state funded petroleum cleanup reimbursement programs in any state in which E-Z Serve owns or operates facilities (collectively referred to as the "Program"), for the assessment, remediation and reimbursement of petroleum contaminated properties, facilities and sites;

     WHEREAS, E-Z Serve and ECA desire to enter into this Agreement pursuant to which ECA shall fund and arrange for itself and/or its subcontractors to perform site assessment and remediation activities and services integral to site assessment and remediation at all petroleum contaminated sites which are or were owned or operated by E-Z Serve in exchange for the right of ECA or its assigns to receive reimbursement from the respective states or other Program for ECA's costs incurred in providing such services, and as further provided for in this Agreement.

     NOW, THEREFORE, for and in consideration of the mutual promises, covenants and agreements contained herein, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

     1.   Purpose and Term

     (a)  The purpose of this Agreement is to
establish the rights, responsibilities and obligations of ECA as the consultant, financier and provider of site assessment and remediation services, and E-Z Serve as the site owner and/or operator in connection with the financed contamination assessment and remediation services to be conducted by ECA at E-Z Serve's facilities or sites.

     (b) ECA and E-Z Serve acknowledge and agree that this Agreement shall be applicable to all E-Z Serve contaminated sites and facilities listed on Exhibit A, attached hereto. ECA acknowledges that its covenant and commitment to provide financed site assessment and remediation services at E-Z Serve's sites is a material inducement to E-Z Serve's entering into this Agreement.
Therefore, ECA shall timely provide financed site assessment and remediation services at E-Z Serve's sites.

     (c) E-Z Serve and ECA previously executed an Agreement to Perform Financial Site Assessment and
Remediation Services dated March 22, 1996 which addressed financed cleanup services at E-Z Serve's
Georgia facilities. In light of the comprehensive nature of this Agreement, E-Z Serve and ECA desire to terminate the March 22, 1996 Agreement and include the Georgia facilities which were the subject of the March
22, 1996 Agreement under this Agreement.  The March 22,
1996 Agreement shall be of no further force or effect and all services to be performed by ECA at E-Z Serve's
Georgia facilities shall hereinafter be governed and controlled by the terms and provisions of this Agreement.

     (d) The initial term of this Agreement shall be for a period of five (5) years from the date of execution by the parties. During the initial term of this Agreement, ECA shall be granted the exclusive right to provide financed site assessment and remediation services at all E-Z Serve's contaminated sites which are eligible under an applicable State Program subject to pre-existing contractual arrangements for sites which E-Z serve may acquire after the execution of this Agreement. The term of this Agreement may be extended by the mutual agreement of the parties for successive one (1) year terms.

     2.   Sites

     (a) The Sites to be remediated by ECA pursuant to the terms of this Agreement are listed on Exhibit A, attached hereto. E-Z Serve and ECA understand and agree that this Agreement will be applicable to and govern assessment and remediation services at all petroleum contaminated sites owned by E-Z Serve on the effective date of this Agreement which are eligible under an applicable State Program.

     (b)  E-Z Serve will coordinate site
prioritization and scheduling with ECA to provide for an orderly and timely transfer of a specific number of E-Z
Serve's eligible sites into the respective financed site assessment and remediation programs.

     (c) The sites to be remediated by ECA under this Agreement shall not include the twenty-nine (29) sites in Florida currently being remediated by Handex of Florida, Inc. under the Florida pre-approval program or any additional sites acquired by E-Z Serve in the future except as specifically assigned to ECA by E-Z Serve under this Agreement.

     3.   Reimbursement Receivables

     (a) E-Z Serve and ECA understand and agree that E-Z Serve is the party entitled to receive reimbursement application receivables from the respective state trust fund programs (the Receivables) in the approximate amount of $ 2,044,015.41 for site assessment and remediation services completed at E-Z Serve's sites and facilities. E-Z Serve expressly represents and warrants that the reimbursement receivables purchased by ECA under this Agreement are eligible for submittal for reimbursement under the applicable state reimbursement program, and that the documentation required to support each reimbursement application is either presently in the receivables file or can be provided by E-Z Serve to ECA upon request. However, E-Z Serve makes no representations or warranties to ECA regarding the recoverability or reimbursement eligibility for the Receivables in light of the fact that ECA has performed an independent due diligence investigation as regards the recoverability and reimbursement eligibility of these Receivables. E-Z Serve hereby assigns to ECA all shortfall guarantees or other indemnities obtained from E-Z Serve's contractors and consultants who provided site assessment and remediation services in support of the Receivables.

     (b)  ECA shall purchase the Receivables and pay
E-Z Serve $1,599,239.89 in exchange for E-Z Serve's assignment to ECA of the right to receive reimbursement from the respective state trust funds for the total amount of reimbursement application receivables in an amount not to exceed $ 2,044,015.41 ECA shall make separate payments to E-Z Serve upon E-Z Serve providing the individual reimbursement applications to ECA. Individual payments which total $ 1,599,239.89 shall be made by ECA in proportion to the proportionate amount of each reimbursement site which comprises the total $2,044,015.41 receivable. ECA acknowledges that its sole right to recover any amounts represented by the reimbursement applications is from the respective trust fund programs and ECA specifically assumes the risk of any shortfall or disallowed amount which is not paid by the applicable governmental authority.

     (c)  E-Z Serve agrees to provide written
instructions to applicable State Program officials that all future checks to be issued by the Program which represent the Receivables shall be mailed to Post Office
Box 930117; Atlanta, GA 31193-0117. E-Z Serve hereby grants to ECA a power of attorney to negotiate and endorse any check or payment instrument received from a State Program which check or payment instrument is intended to reimburse E-Z Serve and/or ECA for monies which represent the Receivables. E-Z Serve further agrees to provide reasonable cooperation and furnish ECA supporting documentation contained in its files necessary to complete or supplement reimbursement applications that have been or will be submitted to the Programs.


     4.   Environmental Consultant; Selection of
Contractors

     (a) Based upon ECA's experience in providing site assessment and remediation services, E-Z Serve agrees to designate ECA as the primary engineering consultant and sub-contractor of environmental services under this Agreement in light of ECA's expertise in assessing and remediating petroleum contaminated sites and its familiarity with E-Z Serve's business operations and individual site operations and status.

     (b) ECA represents and warrants and E-Z Serve acknowledges that ECA is an environmental engineering and consulting firm who is willing to provide financed site assessment and remediation services at E-Z Serve's sites. ECA shall provide E-Z Serve with a list of subcontractors which are proposed to be utilized to provide services under this Agreement, and E-Z Serve shall have the right to prohibit the use of individual sub-contractors at its sites upon a showing of good cause. ECA acknowledges that it has entered into a separate contract or contracts with various subcontractors for the performance of site assessment and remediation tasks at various sites, and that ECA shall utilize only itself or its approved subcontractors for the performance of all contamination assessment and remediation tasks. Any subcontractors utilized by ECA shall comply with all provisions of this Agreement including the insurance requirements set forth in
Section 17.

     (c) ECA acknowledges that site assessment and remediation activities at various E-Z Serve facilities and sites other than the sites listed on Exhibit A are currently being provided and conducted by other environmental consultants. ECA acknowledges and agrees that E-Z Serve has entered into separate contracts, agreements, or arrangements for the performance of additional environmental compliance, assessment and remediation services which are not covered within the scope of this Agreement. ECA agrees to cooperate fully with and not interfere with the services provided by other contractors retained by E-Z Serve for services provided at any site, and ECA shall cooperate and coordinate with these other contractors to avoid any interference, interruption or delay of services being provided at any site.

     (d) If E-Z Serve reasonably determines that ECA is unable to timely and/or satisfactorily perform and complete its duties and responsibilities under the terms of this Agreement, then E-Z Serve or its representative shall give notice of the deficiencies to ECA in writing.
Upon receipt of such written notice from E-Z Serve, ECA shall commence immediately to remedy all alleged deficiencies and ECA shall have (20) twenty days to complete such remedy. If the alleged deficiency cannot be completely remedied within (20) twenty days, then ECA shall diligently pursue correction of the alleged deficiency as soon as possible and continue to implement the remedy until the deficiency is corrected. If the alleged deficiencies are not remedied by ECA within the time periods set forth above, E-Z Serve shall have the right to select another environmental consultant to complete site assessment and remediation services.
Regardless of the above provisions, any formal termination of this Agreement shall be governed by the provisions of Section 15 set forth herein.

     (e) ECA and E-Z Serve understand and agree that any reference to "ECA" in this Agreement also refers to and includes, without limitation, other environmental consultants and subcontractors utilized by ECA in the provision of site assessment and remediation services, and ECA's contractors, sub-contractors, personnel, agents, employees, and affiliates, unless otherwise specifically designated or excluded.

     5.   Services

     (a) In consultation with E-Z Serve, ECA shall arrange, finance and perform assessment and remediation of petroleum contaminated sites under the guidelines set forth by applicable authorities pursuant to the laws and regulations of the respective states and as otherwise required by the state funded reimbursement programs in any state in which E-Z Serve owns or operates facilities. Site assessment and remediation tasks shall be performed as specified for sites on Exhibit A. In performing specified site assessment and remediation tasks, ECA shall provide or arrange for the following:
(a) necessary components (personnel, materials and coordination of services) needed to complete assessment and remediation of petroleum product contamination;
(b) additional actions as required by the respective state agencies or their designees; and (c) any other activities approved by E-Z Serve in writing.

     (b) It shall be the responsibility of E-Z Serve to make available to ECA an authorized representative of E-Z Serve to approve or deny any additional work to be performed by ECA which is non-reimbursable under the Program. Additional work shall be defined as work performed on a site which is not eligible for reimbursement under the respective state reimbursement fund. ECA shall have the right to perform non-reimbursable additional work under this Agreement so long as ECA's cost proposal as set forth below is competitive in terms of cost and scope of work with other contractors providing similar services. If ECA elects to perform non-reimbursable services, ECA will undertake to perform this work in a cost-effective, timely manner, but will not be responsible for any delays in the performance of additional work not within the control of ECA. ECA shall promptly notify E-Z Serve in writing of any additional work that may be required to perform or complete site assessment and remediation services which are not reimbursable under the Program.
If ECA elects to perform the additional work, ECA shall prepare a written proposal to perform such additional work which includes a not to exceed maximum contract price. No additional work shall be initiated by ECA without prior written approval by E-Z Serve except in the case of an emergency which endangers the safety of site personnel or the general public. If E-Z Serve approves this proposal in writing, E-Z Serve shall pay
ECA the not to exceed agreed upon price within sixty
(60) days once completed and invoiced by ECA.

     (c) ECA shall determine the current status of each E-Z Serve site under this Agreement and verify eligibility for state reimbursement under the applicable
Program. In the event that reimbursement eligibility is in question under the applicable Program, ECA shall coordinate with E-Z Serve regarding a proposed course of action to resolve the issues and provide full assistance to E-Z Serve to resolve eligibility issues, including meetings with state agencies to resolve such eligibility issues. However, ECA shall be under no obligation to commence formal administrative proceeding or other forms of legal proceedings in order to contest the eligibility status of any E-Z Serve site.

     (d) ECA agrees to schedule site assessment and remediation services to the convenience of E-Z Serve during normal working hours, and ECA further agrees to insure the diligent performance of site assessment and remediation services necessary to complete site assessment and remediation work. ECA shall perform site assessment and remediation services in strict compliance with applicable regulatory time frames and deadlines.
ECA shall not pursue or obtain extensions of time to applicable regulatory time frames or deadlines without the express consent and authorization of E-Z Serve, which consent and authorization shall not be unreasonably withheld. ECA's failure to obtain E-Z
Serves consent and authorization for any such extensions of time or to diligently perform site assessment and remediation services shall constitute a material default under the terms of this Agreement. Completion of site assessment and remediation services shall be evidenced by the delivery of a Site Rehabilitation Completion
Order, No Further Action approval or its equivalent as issued by the applicable State Program to E-Z Serve.

     (e) ECA shall perform all necessary accounting and data production as required by the respective state or other Program to obtain reimbursement for costs incurred in performing site assessment and remediation services. ECA shall be responsible for installing an information system for retaining all records, drawings, plans, documents, contracts, cost invoices and all other writings pertaining to site assessment and remediation activities for a period of five (5) years after reimbursement is received. ECA understands and agrees that E-Z Serve desires to maintain complete copies of files and documents generated in the course of providing the site assessment and remediation services contemplated under this Agreement. Therefore, ECA agrees to provide E-Z Serve with one set of copies of all records and invoices, including subcontractors invoices, generated in the course of providing site assessment and remediation services.

     (f) At E-Z Serve's request, ECA shall include in a reimbursement application invoices previously paid by E-Z Serve or its contractors and agents for reimbursable expenses incurred prior to the execution of this Agreement or the provision of site assessment or remediation services at an individual site. All such invoices shall comply with the terms of this Agreement and all rules and regulations of the Program which govern reimbursement eligibility matters. Upon approval and payment of these invoices by the respective state or other Program, ECA shall pay the approved amount to E-Z
Serve, however, ECA assumes no responsibility for the approval of these additional invoices by the respective state or other Program.

     (g) The services to be provided by ECA under this Agreement shall not include emergency response or similar services, and ECA and E-Z Serve understand and agree that emergency response services will be performed by other contractors selected by E-Z Serve

     6.   Non-Liability of E-Z Serve for
          Payment or Reimbursement

     (a) ECA hereby specifically releases E-Z Serve and warrants that it will not seek to hold E-Z Serve responsible for the payment of costs or fees of any kind for services rendered hereunder, nor will ECA seek to impose any statutory or common law liens against any interest of E-Z Serve or any of its properties for recovery of the costs and expenses incurred in providing site assessment and remediation services hereunder except as approved in writing by E-Z Serve for non-reimbursable work. ECA acknowledges and agrees that it will not seek recovery from E-Z Serve of any costs incurred by ECA in providing site assessment and remediation services, including, but not limited to, the recovery of interest payments.

     (b) E-Z Serve and ECA acknowledge and agree that despite the best efforts of ECA, the amount that the Program determines that ECA will be reimbursed for the costs incurred in providing site assessment and remediation services may be less than the actual amount of costs which ECA incurs in the performance of such services. ECA acknowledges and agrees that its sole recourse for recovery of costs and expenses associated with site assessment and remediation services or tasks, except for additional work approved by E-Z Serve pursuant to Paragraph 4(b), performed under this Agreement shall be from the respective state or other
Program, through eligibility in one of the Programs.
ECA AGREES TO ACCEPT AN ASSIGNMENT OF E-Z SERVE'S RIGHT
TO REIMBURSEMENT IN THE PROGRAMS AS FULL AND COMPLETE
PAYMENT FOR SITE ASSESSMENT AND REMEDIATION SERVICES
RENDERED UNDER THIS AGREEMENT.  IN NO EVENT SHALL ECA BE
ENTITLED TO RECOVER ANY OF ITS SITE ASSESSMENT OR
REMEDIATION COSTS FROM E-Z SERVE, except for costs and expenses incurred outside the scope of reimbursable tasks for additional work which is specifically approved in writing by E-Z Serve.

     7.   Scope of Services to be Performed by ECA

     (a) During the performance of site assessment and remediation services under this Agreement, materials other than petroleum or petroleum product contaminants may be discovered at the sites or facilities, including materials designated under state or federal law as hazardous substances. E-Z Serve acknowledges that services rendered by ECA under this Agreement are to assess and remediate soil and groundwater at the sites which are deemed to be contaminated only with "non-hazardous" materials such as petroleum or petroleum products eligible for reimbursement under the Program.
In the event that during the performance of site assessment or remediation services materials contained in the soil or groundwater are determined to be "hazardous materials" or "hazardous wastes" which are regulated under other provisions of state or Federal environmental law, ECA shall undertake to handle these types of materials only with regard to the safety of site personnel and the general public. It is further understood that the remediation of such materials is not covered within the scope of the Programs or this Agreement. As such, ECA shall have neither the right nor the obligation to assess or remediate such contamination. In the event that during site assessment or remediation, certain materials contained in the soil or groundwater are determined to be "hazardous", ECA shall undertake to promptly notify E-Z Serve while at the same time taking whatever actions are necessary to handle and/or otherwise address these hazardous materials to insure the safety and health of site personnel and the general public. Assessment or remediation of such contamination shall only be performed by ECA with the written approval of E-Z Serve.
In the event and to the extent that ECA incurs any expenses, fees or costs pursuant to this provision that are non-reimbursable and directly attributable to its handling of materials which are deemed "hazardous", then
E-Z Serve shall reimburse ECA for the reasonable cost incurred by ECA to insure the safety and health of site personnel and the general public.

     8.   Fees

     (a)  Except as specifically authorized by E-Z
Serve in writing as set forth in Section 5(b), all site assessment and remediation services to be performed by ECA pursuant to this Agreement are understood by ECA and E-Z Serve to be fully reimbursable by the respective state or other Program. In order to insure that all costs incurred in performing site assessment and remediation services will be fully reimbursable, the services performed by ECA shall be in strict accordance with state Program requirements.

     (b)  E-Z Serve shall be responsible for
applicable Program deductibles.

     (c)  E-Z Serve shall not be responsible nor
obligated to pay interest to ECA or any other party on the amount of costs incurred in providing any services under this Agreement. To the extent that ECA is able to earn or collect interest which is paid on amounts of reimbursable costs on application to a Program, then ECA shall retain all rights to such interest payments.

     (e) Should any state alter its Program so as to constitute a termination of payment or reimbursement eligibility for services provided under this Agreement or alter the Program so as to create a substantial likelihood that future payments or reimbursements may be jeopardized, ECA shall be entitled to suspend the performance of future services under this Agreement and enter into further negotiations with E-Z Serve in an attempt to reach a mutual understanding as to the performance of future services under this Agreement.

     9.   Confidentiality

     All information acquired by ECA, including materials prepared by ECA, concerning the subject of the services to be rendered at E-Z Serve's sites under this Agreement, shall be considered confidential information which ECA shall not disclose to third parties without E-Z Serve's prior written consent. Disclosure to ECA's employees, professional advisors and subcontractors who agree to be bound by the terms of this section is permitted when required in connection with providing the services contemplated under this Agreement. In addition, ECA agrees that ideas or concepts under consideration by E-Z Serve and disclosed to ECA are confidential and proprietary to E-Z Serve and may not be utilized by ECA for any purpose other than in connection with the services to be provided under this Agreement.
Nothing herein shall prevent ECA from disclosing to others or using in any manner information which ECA can show:

     (a) has been published and become part of the public domain other than by acts, omissions or fault of ECA or its employees; or

     (b) has been furnished or made known to ECA by third parties as a matter of legal right without restriction on disclosure; or

     (c)  was in ECA's possession prior to the
disclosure thereof by E-Z Serve; or

     (d)  is required to be disclosed by law or a
court of competent jurisdiction.

     10.  Representations and Warranties of E-Z Serve

     E-Z Serve represents and warrants the following:

     (a)  That the execution, delivery and
consummation of this Agreement has been duly authorized and does not conflict with, or result in a breach of the terms and conditions of, or constitute any violation or default under any agreement, contract or mortgage to which E-Z Serve is a party or to which the site owner or the owner or operator of any business located at the site (collectively the "Site Parties") is a party. In recognition of the exclusive nature of this Agreement, ECA acknowledges that E-Z Serve is currently engaged or has been engaged in a contractual relationship with Handex, ViroGroup, Inc., and ESCM to perform site assessment and remediation services at E-Z Serve's sites other than those listed on Exhibit A. However, neither the existence of the above agreements or the continued performance of site assessment or remediation services by other contractors at sites covered under this or other Agreements shall constitute a violation of this provision.

     (b)  That (i) each site assigned under this
Agreement is eligible to participate in a State Program;
(ii) a state Program has issued a letter of eligibility confirming the site's status as a reimbursable site or
(iii) E-Z Serve submitted a timely application for participating in a Program, but an eligibility determination has not yet been issued.

     (c) That E-Z Serve has not and will not commit or permit any act that would cause the site to become ineligible for reimbursement under the Program.

     (d) That E-Z Serve has attempted to identify all underground improvements, utilities and conditions that are known or suspected to exist at the site, including but not limited to prior excavations and utility lines.

     (e)  That E-Z Serve hereby grants to ECA a
revocable license to enter upon properties which are listed on Exhibit A owned by E-Z Serve for the purpose of allowing ECA to perform site assessment and remediation services as set forth herein. In the event that services are required to be performed on any property or site not owned by E-Z Serve or on which E-Z
Serve does not own or operate a business, E-Z Serve will assist in obtaining all necessary authorizations from the owners or operators of the site in order to allow
ECA to enter upon the site and conduct assessment and remediation services, however, E-Z Serve shall not be obligated to provide or guarantee such access.

     11.  Covenants of E-Z Serve

     E-Z Serve covenants and agrees:

     (a)  Upon completion of individual site
assessment and remediation tasks by ECA, to sign or cause to be signed any necessary state Program reimbursement application form or their equivalents under the Programs, designating ECA or its assigns as the party to be paid or reimbursed by the Program, and submit or cause to be submitted the same to the Program, along with documentation of the costs of the services hereunder to be supplied by ECA.

     (b) E-Z Serve shall not seek reimbursement from the respective states or other Program for site assessment or remediation tasks performed or funded by ECA at any site, nor do anything to render the site ineligible for reimbursement funding or to change the designation of ECA or its assigns on the reimbursement application as the party to be reimbursed by the Program for site assessment and remediation services performed under this Agreement.

     12.  Representations and Covenants of ECA:
          Scope of Liability

     ECA represents and warrants the following:

     (a)  ECA shall use practices consistent with
generally accepted industry standards in the performance of services hereunder. ECA shall comply with all applicable federal, state and local laws and ordinances, including but not limited to providing notices and obtaining any required permits, licenses or other necessary prior approvals on a timely basis to perform site assessment and remediations services.

     (b)  In performing its work hereunder, ECA
warrants that it and its agents or representatives shall use that degree of care and skill ordinarily exercised under similar circumstances by members of its profession. ECA shall employ or contract only with persons competent, licensed and/or certified to perform the site assessment and remediation services set forth herein. These persons shall be under the exclusive care, custody and control of ECA. ECA shall further require its employees and employees of its subcontractors to conform to E-Z Serve's rules of conduct while on E-Z Serve's sites and shall immediately remove from the site any employee who deviates from E-Z
Serve's rules of conduct.

     (c)  Should ECA perform services at the site
which breach the covenants contained herein, ECA shall re-perform or remedy any services which were not performed in accordance with industry standards as evidenced, for example, by the Program's failure to approve or sign-off on an applicable document or service, provided that ECA is notified in writing of this nonconformity by the applicable Program or E-Z
Serve after completion of the nonconforming services.
ECA shall re-perform the non-conforming services at ECA's sole cost and expense if not reimbursable under the Program.

     (d) ECA shall maintain all records necessary to verify and validate costs to be reimbursed by the Program. Such records shall be maintained at a central location convenient to E-Z Serve, and shall be made available to E-Z Serve upon E-Z Serve's reasonable request. ECA shall provide copies of any records maintained hereunder to E-Z Serve upon request. ECA shall provide one complete set of copies of any and all materials or information provided or submitted to the Program directly to E-Z Serve at the time these materials are submitted to the Program. ECA shall also provide E-Z Serve copies of all reimbursement orders and copies of reimbursement checks and payments received from any State Program for both work performed under this Agreement as well as for the receivables purchased by ECA under this Agreement.

     (e)  ECA shall take reasonable measures and
precautions to avoid damage to a site or any identified underground improvements at the site as a result of ECA's work or the use of site assessment and remediation equipment that do not typically occur in the provision of site assessment and remediation activities. Costs incurred to restore any damage to the site caused by ECA's performance of customary site assessment and remediation activities shall be at the sole expense of E-Z Serve, if not reimbursable under the Program.
Should any damage caused at the site be determined to be the result of the negligence of ECA or result from the breach of this Agreement, ECA shall be responsible for all costs incurred in repairing or remedying such damage.

     13.  Indemnification

     (a) ECA shall defend and indemnify E-Z Serve for any and all losses, claims, costs, settlements, damages, penalties, assessments, impositions or liabilities sustained by E-Z Serve, or for which E-Z Serve is legally liable (including, without limitation, attorneys, paralegals, consultants and other experts fees and costs) caused by the negligent or intentional acts or omissions of ECA, its employees, subcontractors or agents.

     (b) E-Z Serve shall defend and indemnify ECA for any and all losses, claims, costs, settlements, damages, penalties, assessments, impositions or liabilities sustained by ECA, or for which ECA is legally liable
(including, without limitation, attorneys, paralegals, consultants and other experts, fees and costs) caused by the negligent or intentional acts or omissions of E-Z
Serve, its employees, subcontracts or agents.

     (c) E-Z Serve covenants and agrees that the site assessment and remediation activities performed by ECA shall not in any way be construed to make ECA responsible in any way for any type of hazardous or toxic waste material, chemical, compounds, or substance, whether latent or patent, that may be pre-existing at the site.


     14.  Termination by ECA

     (a) ECA may terminate this Agreement for good cause in the event that:

               (i)  E-Z Serve fails to perform or
breaches any material term of this Agreement and such failure to perform or breach results in a material and identifiable loss, or the reasonable likelihood of a material potential loss expense or risk to ECA, including, without limitation, the representations, warranties and covenants made by E-Z Serve, or

               (ii) As to an individual site, the
discovery of materials or substances which may render the site ineligible for reimbursement, or place reimbursement in reasonable doubt; or

               (iii)     ECA has reasonable grounds to
believe that site assessment or remediation activities at a site will not qualify for reimbursement under the Program.

The foregoing shall be collectively referred to herein as "Good Cause".

     (b) ECA shall provide E-Z Serve with thirty (30) days prior notice of its intent to terminate the Agreement for Good Cause. During said thirty day period, ECA and E-Z Serve shall negotiate in good faith to attempt to eliminate the condition(s) resulting in termination. In the event the parties fail to resolve the condition(s) leading to termination, then ECA's termination of this Agreement shall become effective on the thirtieth day following the notice of termination.
Notwithstanding the foregoing, ECA shall have the right to continue to perform and to complete the site assessment or remediation task on which ECA is engaged at the time of termination unless E-Z Serve provides reasonable assurance ECA will be paid within sixty (60) days for work performed to date.

     (c)  In the event of a termination under the
provisions of this Section 14 which results in the payment by E-Z Serve to ECA of reimbursable costs or expenses, then ECA shall execute any and all documents required by E-Z Serve or the Program to transfer reimbursement Program eligibility to E-Z Serve. ECA shall also provide E-Z Serve with all documents, invoices, receipts, logs, billing information and other materials required by E-Z Serve or the Program to prepare a reimbursement application.

     (d)  Notwithstanding the foregoing, ECA and E-Z
Serve acknowledge that this Agreement shall be applicable to all sites eligible for a State Program.
Therefore, any termination by ECA as set forth above shall only apply to the site or sites for which the termination conditions apply. Otherwise, this Agreement shall remain in full force and effect with respect to all other sites.

     (e) The rights and remedies provided to ECA in this Agreement shall be exclusive and are given to the exclusion of any additional rights and/or remedies provided by law.


     15.  Termination by E-Z Serve

     (a) E-Z Serve may terminate this Agreement at any time as it applies to all sites at its sole election upon the provision of written notice to ECA. If E-Z
Serve terminates the Agreement pursuant to Section 15(a) for its own convenience, rather than upon a default by ECA, E-Z Serve shall either:

     (i)  pay ECA for site assessment and
          remediation work performed under this
          Agreement through the date of
          termination within sixty (60) days of
          invoicing by ECA; or

     (ii) allow ECA to complete the specific
          program tasks which ECA had initiated
          through the date of termination, and
          thereafter allow ECA to submit such
          completed program tasks to the
          Program for reimbursement.

     (b) E-Z Serve may terminate this Agreement as to an individual site in the event of a default by ECA in compliance with the terms hereof.

     (c)  In the event of such termination as set
forth above, ECA shall, unless otherwise specified by E-Z Serve, cease performance of services at all sites or on the site(s) for which notice of termination is given.
In the event that termination occurs during the performance of site assessment and remediation tasks for which ECA will submit for reimbursement to the respective state or other Program, and E-Z Serve is not otherwise obligated to pay ECA for the partially completed work, then ECA shall compile its reimbursable costs associated with such work, and submit the costs to E-Z Serve. E-Z Serve shall execute all documents required by the Program for ECA to obtain reimbursement, and E-Z Serve shall then be obligated to submit said costs for reimbursement at such time as E-Z Serve or its agent submits a reimbursement application for the completed program task. Any sums reimbursed to E-Z
Serve or its agent for work performed by ECA shall be paid to ECA within ten (10) days of receipt by E-Z
Serve. However, in no event shall E-Z Serve be obligated to reimburse ECA for more than the amounts actually received by E-Z Serve from the Program for services performed by ECA.

     (d) In the event of termination by E-Z Serve pursuant to the terms of this Section 15, ECA shall take all reasonable actions and execute any required documents to transfer reimbursement eligibility back to E-Z Serve.

     (e) The rights and remedies provided to E-Z Serve in this Agreement shall be exclusive and given to the exclusion of any additional rights and/or remedies provided by law.

     (f) If E-Z Serve terminates this Agreement as set forth in Section 15(a) during the first two years of the original term of the Agreement, then E-Z Serve shall pay
ECA a termination fee of two-hundred fifty thousand dollars ($250,000.00) within forty-five (45) days after providing notice of termination to ECA. In the event E-Z Serve terminates the Agreement because of a sale of all or a substantial majority of its assets to a third party, notwithstanding anything herein to the contrary, no termination fee shall be paid to ECA if the purchaser or new owner of the assets agrees to an assignment of this Agreement so as to allow ECA to continue to provide site assessment and remediation services hereunder. No termination of the Agreement by E-Z Serve shall occur, and no termination fee shall be payable to ECA, in the event:

     (i)  Twenty-five (25) or fewer sites are
          sold, transferred or otherwise
          deleted from the site list set forth
          in Exhibit A by E-Z Serve, or

     (ii)      For any number of sites deleted from
               Exhibit A upon the sale or transfer
               of these sites by E-Z Serve to a
               third party which accepts an
               assignment of this Agreement so as to
               allow ECA to continue to provide site
               assessment and remediation services.


     (iii)     Individual sites closed by E-Z Serve
               in the ordinary course of business,
               which sites also shall not be
               included or used for calculating the
               twenty-five (25) site threshold for
               purposes of termination fee payments.

The total termination fee set forth above shall be payable to ECA in the event E-Z Serve deletes greater than fifty percent (50%) of the total number of sites on Exhibit A originally assigned to this Agreement. In addition, this Agreement may also be terminated at either party's election in the event greater than fifty percent (50%) of the total number of sites originally assigned to this Agreement are deleted by E-Z Serve. In the event that greater than twenty-five 25 sites are deleted by E-Z Serve from Exhibit A, and the Agreement otherwise remains in effect, the termination fee payable to ECA shall be prorated beginning with the twenty-sixth (26th) site in the amount which is equal to the percentage which the number of terminated sites (greater than 25) bears to the total number of sites originally identified on Exhibit A, multiplied by $250,000.00. In the event E-Z Serve assigns additional sites to Exhibit
A after the execution of this Agreement, these additional sites shall be credited against sites deleted from Exhibit A for purposes of determining whether any termination fee is payable to ECA as a result of deleting greater than twenty-five (25) total sites from the Agreement. (For example, if E-Z Serve deletes thirty (30) sites from the Agreement during the first two (2) years, ECA is entitled to a termination fee for five (5) sites. If E-Z Serve later adds ten (10) new sites to Exhibit A, the new reference point for applicability of the termination fee would be twenty
(20) sites rather than the original twenty-five (25)
sites. Thereafter, if E-Z Serve were to delete ten (10) stores from Exhibit A, the new reference point would be thirty (30) sites. However, E-Z Serve would not owe ECA any additional termination fee because E-Z Serve has already paid a termination fee for five sites and is therefore entitled to credit for the total number of sites for which the termination fee was paid).

     (g)  Notwithstanding anything herein to the
contrary, E-Z Serve may, at its option, cancel and terminate this Agreement, in the event E-Z Serve
Corporation and Restructure, Inc. fail to execute a final agreement regarding the sale and purchase of the outstanding shares of E-Z Serve Petroleum Marketing
Company prior to April 25, 1997. In the event of a cancellation pursuant to this clause, E-Z Serve shall promptly refund to ECA all funds paid by ECA pursuant to paragraph 3, hereof, and this Agreement shall be null and void.

     16.  Site Safety

     (a) It shall be the responsibility of ECA to provide and maintain a safe work site and environment for the protection of persons and property and at all times to keep the location of the work site free from unnecessary waste and debris. ECA shall also comply with all applicable federal, state and local laws, rules or regulations pertaining thereto, including, but not limited to, complying with any safety, health, and/or notification provisions required under any federal, state or local law, regulation or rule applicable to any hazardous material, including, without limitation, any notification to workers, employees or other persons at the work site, including the provision of all applicable
Material Safety Data Sheets.

     (b) ECA shall notify E-Z Serve immediately, by telephone with prompt written confirmation, of injuries and/or fatalities that occur to its employees or subcontractors in connection with the performance of services under this Agreement and shall promptly provide
E-Z Serve with reports of these injuries and/or fatalities as E-Z Serve shall deem necessary, including but not limited to, copies of all reports and other documents filed or provided to the agencies having jurisdiction in connection with such injuries and/or fatalities.

     (c) At the completion of site assessment and remediation services, ECA shall remove all site assessment and remediation equipment (including groundwater monitoring wells) and cleanup and remove all waste and debris from the work site and restore the location to a clean and orderly condition. In no event shall ECA be responsible for removing any debris which was pre-existing at the site.

     (d) Nothing contained in this section shall be interpreted as enlarging E-Z Serve's legal duty to ECA or to ECA's agents, employees, subcontractors or third parties, or to require that E-Z Serve provide any safety rules or regulations, or otherwise alter the status of ECA as an independent contractor under this Agreement.

     17.  Insurance

     Prior to commencing any site assessment or remediation services, ECA, its agents and subcontractors shall obtain all necessary professional certifications, licenses, permits and appropriate insurance customary and usual for that entities profession, industry or expertise at their sole expense, including a certificate of insurance showing coverage as appropriate in the forms and types set forth below:

     (a)  Worker's Compensation Insurance: at
          the statutory limits;

     (b)  Comprehensive General Liability
          Insurance: property damage and
          personal injury coverage (minimum
          limit of $1,000,000 per occurrence);

     (c)  Pollution Liability Insurance:
          including environmental impairment
          coverage (minimum limit of $1,000,000
          per occurrence);

     (d)  Automotive Liability Insurance:
          Property damage coverage and personal
          injury coverage (combined single
          limit minimum of $1,000,000); and,

     (e)  any other insurance required by
          applicable federal, state, or local
          laws and/or regulations.

     All policies of insurance, except for workers compensation, shall be endorsed so as to waive any right of subrogation against E-Z Serve, its directors, officers, employees and agents. E-Z Serve shall be named as an additional insured on all such policies of insurance, and certificates shall be provided to E-Z
Serve at least five (5) days prior to the commencement of services on any site. ECA shall provide documentation on an annual basis, or as more frequently required by E-Z Serve, which demonstrates that all provisions of this Section 17 are being complied with by ECA. In the event ECA shall fail to obtain insurance or to otherwise comply with the requirements of this provision, then E-Z Serve may elect, but shall not be required, to obtain such insurance and the costs thereof shall be payable to E-Z Serve by ECA within ten (10) days of invoice. The failure by ECA to comply with the provisions of this paragraph shall constitute a material default under terms of this Agreement.

     18.  Compliance with Laws

     In performing services under this Agreement, ECA shall comply with all applicable laws, ordinances, rules, regulations and orders of any local, state or federal authority, or of any other public authority.
ECA shall obtain and pay for all required permits, approvals, licenses and inspections necessary for the performance of the services.

     19.  Liens

     (a) ECA, its agents, representatives, sub-contractors and employees, shall have no power or authority to subject the interest of E-Z Serve in any site to mechanic's or materialman's liens of any kind except for non-reimbursable additional work performed by ECA under Section 5(b) for which ECA has not been paid by E-Z Serve (60) days. The existence of any such lien, which lien is not discharged by ECA or bonded off within fifteen (15) days of its recording, shall be a material breach of this Agreement. All contracts for work on a site shall contain a provision requiring each subcontractor or materialman to execute a waiver of lien upon its completion of labor or services or furnishing of materials. All persons or entities performing work, services or labor or providing materials at the site shall look solely to ECA and not to E-Z Serve for compensation of any kind.

     (b)  ECA hereby specifically waives its right to
pursue and warrants that it will not impose nor take any
actions to impose or attach any statutory or common law
mechanic's or materialman's liens of any kind against
any interest of E-Z Serve in any of the sites referenced
in Exhibit A or other E-Z Serve properties for the costs
and expenses incurred in the performance of site
assessment and remediation services pursuant to this
Agreement except for non-reimbursable work approved by
E-Z Serve in writing under Section 5(b).   ECA shall
indemnify and hold E-Z Serve harmless as regards any and
all costs incurred by E-Z Serve in discharging,
challenging or otherwise responding to any such liens,
including any attorney fees and costs of defense.  ECA
shall also indemnify E-Z Serve as regards any legal or
defense costs incurred in monitoring or participating in
proceedings to resolve any such liens if ECA does not
defend or indemnify E-Z Serve in such proceedings.

     (c) ECA acknowledges that prior to submitting a reimbursement application to the Program, E-Z Serve may be required to execute the appropriate owner's affidavit and/or affidavit of non-financial interest. Prior to E-Z Serve executing any such affidavit or ECA submitting a reimbursement application to the Program, ECA shall provide E-Z Serve with proof that all contractors and subcontractors performing labor on the site and suppliers of materials to the Site have been paid and that these subcontractors or other entities have executed lien releases. ECA shall submit to E-Z Serve a copy of each reimbursement application along with all lien releases at the time a complete reimbursement application is submitted. In the event E-Z Serve shall determine that additional costs or expenses should be included in the application, then ECA shall revise the reimbursement application accordingly, unless in ECA's professional opinion such revision would significantly jeopardize reimbursement eligibility of the site assessment or remediation task for which reimbursement is sought.

     20.  Miscellaneous

     (a)  Independent Contractor.  ECA is an
independent contractor in the performance of its duties and services under this Agreement. The detailed methods, manner and means of conducting the services under this Agreement shall be under the complete control and direction of ECA.

     (b) Survival of Representations. All covenants, representations, warranties and remedy provisions contained in this Agreement shall survive the termination of this Agreement.

     (c)  Delays.   Neither ECA nor E-Z Serve shall
hold the other responsible for damages or delays in the
performance of the obligations set forth herein which
are caused by acts of God or other events beyond the
control of the other party and which could not have been
reasonably foreseen or prevented.  For this purpose,
such acts or events shall include, but shall not be
limited to, storms, floods, war, riot, strikes, or other
industrial disturbance.  Should such acts or events
occur, both parties shall use their best efforts to
overcome all difficulties arising out of these delays
and to resume as soon as reasonably practical the normal
pursuit and schedule of the services addressed by this
Agreement.

     (d) Entire Agreement. This Agreement, together with the attachments, constitutes the entire and complete Agreement between the parties, exclusive of any other oral or prior written communication. This
Agreement cannot be changed, waived, released or discharged orally or by the conduct of any party. Any change, waiver, release or discharge must be in writing signed by each party.

     (e) Assignability. This Agreement may not be assigned by ECA without the prior written approval of E-Z Serve.
However, the Agreement may be assigned by E-Z
Serve to any affiliated company, successor in interest or to any purchaser or joint venturer in connection with a sale of the subject matter of the services to be provided by ECA at E-Z Serve's sites.

     (f) Waiver and Delay. No waiver of any breach or delay in enforcing the terms of this Agreement by either party shall be construed as a waiver of any subsequent breach.

     (g) Governing Law. The validity, construction and enforcement of, and the remedies under this Agreement shall be governed in accordance with the laws of the State of Texas.

     (h) Progress of the Work. ECA and E-Z Serve shall cooperate in the scheduling and performance of the site assessment and remediation services in order to avoid conflict or interference with the operation of the business on the site. ECA shall notify E-Z Serve at least five (5) days in advance of the commencement of work on the site, and make every reasonable effort to accommodate specific scheduling requests of E-Z Serve.
To the extent ECA reasonably believes that site assessment or remediation activities will disrupt business operation at E-Z Serve's sites, ECA shall provide advanced notice to and obtain authorization from E-Z Serve prior to disrupting business operations.

     (i) Progress Reports. ECA shall provide monthly progress reports to E-Z Serve, setting forth at least the following:

     i.   status of services being performed;

     ii. schedule of costs expended both per month and total
          on site;

     iii. schedule for the following month.

     During the term of this Agreement, ECA and E-Z
Serve shall meet as frequently as either party determines is necessary to review and evaluate the performance of ECA's site assessment and remediation services. The progress reports set forth above as well as any meetings between the parties shall be provided by ECA at no cost or expense to E-Z Serve.


     IN WITNESS WHEREOF, the parties have caused this
Agreement to be executed as of this        day of
                 , 1997.

Witnesses:                    Environmental Corporation
of America, Inc.


                                                       By:

                                  Mr. Jack
                              Ceccarelli
                                                       Its:
President



Witnesses:
                         E-Z Serve Convenience
Stores, Inc.


                                                       By:

                              Mr. Dan Waters
                                                       Its:  Vice
President




                  EXHIBIT A

            SITE DESCRIPTION FORM



ALL PETROLEUM CONTAMINATED PROPERTIES CURRENTLY OWNED
OR
OPERATED BY E-Z SERVE ON THE EFFECTIVE DATE OF THIS
AGREEMENT
WHICH ARE ELIGIBLE FOR PARTICIPATION UNDER A STATE
PROGRAM.







RHN/378




























      ASSET SALE AND PURCHASE AGREEMENT


     THIS ASSET SALE AND PURCHASE AGREEMENT (the
"Agreement") is entered into by and between MAPCO
PETROLEUM Inc., a Delaware corporation ("BUYER"), and E-Z Serve
Convenience Stores, Inc., a Delaware corporation
(the "SELLER"), this _____ day of _______________, 1997.

               R E C I T A L S:

     WHEREAS, SELLER owns certain assets consisting of twenty (20) retail convenience stores (the "Stores"), including: seventeen (17) store properties in fee simple; three (3) property leaseholds; and certain personal property situated in or near the city of Nashville, the state of Tennessee, that SELLER desires to sell and BUYER desires to purchase; and

     WHEREAS, SELLER has agreed to sell and BUYER has agreed to purchase such assets pursuant to the terms and conditions of this Agreement.

     NOW THEREFORE, for and in consideration of the premises and the mutual covenants herein contained, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

       I - SALE AND PURCHASE OF ASSETS

1.1 Sale and Purchase of Assets. Subject to all the terms and conditions of this Agreement and in reliance upon the representations and warranties contained herein, on the Closing Date, SELLER shall sell, transfer, convey and assign to BUYER all of SELLER's right, title and interest in and to the following assets (the "Assets"):

     1.1.1 Fee Property. Certain real property in fee simple, together with all appurtenances, buildings, improvements and fixtures of
               SELLER located thereon, as more fully
               described on Exhibit 1.1.1 attached hereto
               (the "Fee Property"). The form of Deed to convey all of SELLER's right, title and interest in and to the Fee Property from SELLER to BUYER is substantially set forth in Form 1.1.1.

     1.1.2     Leased Property.  Certain leasehold
               interests in certain real property, as more fully described on Exhibit 1.1.2 attached hereto (the "Leased Property"), together with all appurtenances, buildings, improvements and fixtures of SELLER located thereon. The form of the Assignment of Lease to convey all of SELLER's right, title and interest in and to the leasehold interest in the Property, from SELLER to BUYER, is substantially set forth in Form
               1.1.2.

          References to either Fee Property or Leased
          Property, as the case may be, shall herein at times be referred to individually or collectively as the "Property" or
          "Properties."

     1.1.3 Personal Property. All tangible personal property used in the operation of the business of the Stores and located on the Property (the "Personal Property"), other than those Excluded Assets as defined in Subsection 1.1.6 herein. The owned
               Personal Property at each Property shall at a minimum consist of the items listed on
               Exhibit 1.1.3.  The form of the Bill of
               Sale to convey the Personal Property,
               exclusive of the Excluded Assets, from
               SELLER to BUYER and to be entered into by the parties is substantially set forth in Form 1.1.3.

     1.1.4     Inventory.  Any and all motor fuels
               inventory (including regular, unleaded and premium motor fuels, diesel fuel, gasohol and/or kerosene) whether heating oil or gas
               (including propane) within any underground or aboveground storage tanks located on the Properties on the Closing Date (the "Motor
               Fuels Inventory"); products and other
               items, except Motor Fuels Inventory,
               reflected as inventory for resale to
               customers and located on the Property (the
               "Merchandise Inventory"), and all items
               comprising the Supplies Inventory (as
               hereinafter defined); other than Excluded
               Assets as defined in Subsection 1.1.6
               herein.

     1.1.5     Contract Rights.  On the Closing Date,
               SELLER shall assign to BUYER and BUYER
               shall accept assignment from SELLER of all of the rights and obligations of SELLER pursuant to the contracts and agreements shown on Exhibit 1.1.5(a) and such other contracts or agreements that SELLER may enter into in the ordinary course of business with consent of BUYER between the date hereof and closing (the "Contracts") as said agreements relate to the Assets to be transferred pursuant to this Agreement.
               Exhibit 1.1.5(b) is a chart showing other potential contracts which are designated as "(yc)." As to these potential contracts, SELLER and BUYER will work together in good faith to determine whether there is a contract, whether it is to be terminated, or assigned. If it is determined prior to closing that SELLER is unable to terminate other contractual obligations not shown on
               Exhibit 1.1.5(a), BUYER agrees to assume
               SELLER's obligations under such contract if a commercially reasonable arrangement can be made.

     1.1.6 Excluded Assets. The Assets of SELLER to be sold, exchanged or transferred shall not include (i) cash on hand or in banks, (ii) certain prepaid expenses, and (iii) certain personal property more particularly described in Exhibit 1.1.6 (collectively, the "Excluded Assets").

     II - PURCHASE PRICE AND ADJUSTMENTS

2.1 Asset Price. Subject to adjustments herein, the purchase price for the Assets, exclusive of the Motor Fuels Inventory, Merchandise Inventory,
     Supplies Inventory and Change Fund, shall be in the amount of Eleven Million Five Hundred
     Thousand and no/100 Dollars ($11,500,000.00) (the
     "Asset Price").

2.2  Price of Inventory.  In addition to the Asset
     Price, BUYER shall pay SELLER an amount
     calculated in accordance with Article III for the Motor Fuels Inventory, Merchandise Inventory,
     Supplies Inventory and Change Fund.

2.3  Contribution Funds.  In addition to the Asset
     Price and price of inventory, SELLER shall pay
     BUYER the amount of the Contribution Funds as specified in Section 6.1.1.

2.4  Proration of Taxes and Utilities.  As of the
     Closing, BUYER and SELLER shall apportion between them on a per diem basis all prepaid utility charges; real estate, personal property, ad valorem and other state and local taxes and similar charges and costs and all annual or other period fees, charges, dues or amounts paid and owing for licenses and ongoing service contracts which are assigned to BUYER pursuant to this Agreement, if any, pertaining to the Purchased
     Assets. If the amount of any such charges, taxes, fees or costs is not ascertainable as of the Closing Date, then such amount shall be apportioned between BUYER and SELLER based upon the amount therefore from the immediately preceding year or period which is ascertainable with further adjustments to be made between the parties after more accurate information is made available. The Purchase Price shall be increased by an amount equal to any amounts previously paid by SELLER and which is to be borne by BUYER pursuant to the terms hereof and shall be decreased by an amount paid or payable by BUYER following the Closing Date and which is to be borne by SELLER pursuant to the terms hereof.

2.5 Proration of Rentals. SELLER shall pay all rentals on the Property which are due and owing on or before the Closing Date and such rentals shall be prorated between BUYER and SELLER. The
     Purchase Price shall be increased or decreased, as applicable, following the calculation of the amounts due pursuant to this Section 2.4.

2.6  Condemnation Awards.  In addition to the Asset
     Price, price of inventory and Contribution Funds, SELLER shall pay BUYER an amount equal to all awards or payments received by SELLER from governmental authorities with regard to the taking of Property, Property rights or relocation of Property or equipment and for which the activities by the governmental authority obtained thereby have not been completed ("Condemnation
     Awards").

2.7 Rental Payments. The Asset Price shall be increased by the present value of the rental payments due from the time of closing to the termination of the current term of the lease of Store 7605 located at 1029 South Riverdale Drive
     (the "Termination Property").

III - MERCHANDISE, MOTOR FUELS AND SUPPLIES INVENTORY

3.1  Purchase Price of Merchandise Inventory.

     3.1.1     At the Closing, SELLER shall deliver to
               BUYER a written statement containing (i) an estimate of the inventory comprising the Merchandise Inventory as of the close of business on the day immediately preceding the Closing Date, which statement shall include the retail price of the items contained therein and the total aggregate amount payable as the retail sales price for all items comprising the Merchandise
               Inventory; and (ii) an estimate of the
               inventory comprising the Supplies Inventory
               (as hereinafter defined), which statement shall include the invoice cost therefor to SELLER and the total aggregate invoice cost for all items comprising the Supplies
               Inventory (the "Estimated Inventory
               Statement").

     3.1.2     Subject to the adjustment provided in
               Section 10.3 hereof, at the Closing BUYER shall pay to SELLER an amount equal to (i) seventy percent (70%) of the total aggregate retail sales price for all items comprising the Merchandise Inventory and set forth on the Estimated Inventory
               Statement plus (ii) the total aggregate
               invoice cost for all items comprising the Supplies Inventory set forth on the Estimated Inventory Statement (the
               "Estimated Inventory Price") in
               consideration for the purchase by BUYER of the Merchandise Inventory and the Supplies
               Inventory.

     3.1.3     Beginning at 12:01 a.m. on the day
               following the Closing Date and proceeding thereafter until completed (the "Inventory
               Period"), representatives of SELLER and
               BUYER (i) shall take a physical inventory of the merchandise comprising the
               Merchandise Inventory and of the supplies comprising the Supplies Inventory purchased by BUYER on the Closing Date and present at each Property on the date on which such physical inventory is taken and (ii) shall audit the cash register receipts for such Property as of the date on which such physical inventory is taken in order to determine or calculate the amount of Merchandise Inventory and/or Supplies
               Inventory sold at such Property between the Closing Date and the date of the physical inventory. Such inventory and audit shall be undertaken at each Property at such time as may be mutually agreed upon by BUYER and SELLER. Out of code, obsolete or damaged merchandise shall not be included as part of the Merchandise Inventory.
               Adult/pornographic magazines and cigarette rolling paper also shall not be included as part of the Merchandise Inventory and shall be part of the excluded Assets; provided, however, that SELLER shall receive a credit for any such items sold by BUYER at a Property between the Closing Date and the date on which the physical inventory of the merchandise Inventory is completed at such Property, which shall also be the date on which such items are to be removed by SELLER from the corresponding Property.

     3.1.4     For the purposes of this Agreement,
               "Supplies Inventory" shall mean those items at each Property which are store supplies, fountain supplies, and deli items, including, but not limited to, food, utensils, syrups, cups, coffee, hot chocolate, napkins, ice bags, straws and cleaning supplies ; provided, however, the Supplies Inventory shall not include any Excluded Assets as shown on Exhibit 1.1.6.

3.2 Physical Inventory - Motor Fuels Inventory. At or about 7:00 a.m. on the Closing Date and prior to the Closing, representatives of SELLER and BUYER shall jointly take appropriate stick readings of all Motor Fuels Inventory contained in tanks on the Property, which reading shall be adjusted to reflect any water actually contained in such tanks, such adjustment to be mutually agreed upon by SELLER and BUYER. BUYER shall purchase such Motor Fuels Inventory based upon a per gallon price at the low Nashville OPIS Rack
     Price plus two cents (2>) on the day immediately preceding the Closing Date, for the respective grades of motor fuels, adjusted to include all applicable taxes, freight and other charges (the
     "Motor Fuels Inventory Price").

3.3  Change Fund.  Notwithstanding anything in this
     Agreement to the contrary, all cash, whether at any of the Property or in transit to or from any bank, at 7:01 a.m. Central Standard Time on the Closing Date shall remain the property of SELLER;
     provided that (i) BUYER shall be entitled to retain the sum of Two Hundred Dollars ($200.00) on each Property, and (ii) BUYER shall pay to SELLER on the Closing Date an amount equal to the aggregate of all sums so retained at each Property in accordance with the foregoing (the
     "Change Fund").

          IV - LIABILITIES OF SELLER

4.1 Pre-Closing Date Liabilities. Subject to the provisions of Article VI below, all liabilities, debts and obligations of every character or description, known or unknown, accruing or arising from circumstances, transactions or occurrences prior to the Closing Date with respect to the Assets shall remain SELLER's sole obligation and responsibility, except as specifically set forth in Article VI herein.
     BUYER shall not assume any such liability, debt or obligations, and BUYER shall have no responsibility for the same, except as otherwise set forth herein.

4.2 Income Taxes. SELLER shall be responsible for its state and federal income taxes, if any shall be incurred, to be paid by SELLER arising out of and payable in connection with the transaction contemplated under this Agreement.

4.3 Sales Taxes. SELLER shall be responsible for payment without collection from BUYER for all sales, excise or use taxes on the transfer of the Assets. At the Closing, BUYER shall deliver to SELLER a copy of BUYER's retail sales certificate for the retail sale of goods in the State of Tennessee.

4.4 Transfer Taxes. SELLER shall pay all revenue or excise stamps, transfer taxes, and sales taxes as may by law be required to be paid in connection with the transfer of each Property.

             V - LEASED PROPERTY

5.1 Extension of Lease Term. SELLER agrees to use its best efforts to negotiate an extension of the Lease Agreement for SELLER's Location No.
     7619 located at 901 Gallatin Road South, Madison,
     Tennessee. The terms and conditions of any such lease extension shall be subject to the approval of BUYER.

              VI - ENVIRONMENTAL

6.1  Hydrocarbon Presence and Remediation Costs.

     6.1.1     The Properties do or may contain
               hydrocarbon contamination. SELLER agrees at time of Closing to pay BUYER the sum of Sixty-Eight Thousand Dollars ($68,000)
               ("Contribution Funds") which may be applied by BUYER to the deductibles remaining to be paid toward coverage of certain of the Properties by the Tennessee Underground
               Storage Tank Fund ("Department"). Upon the payment by SELLER of the Contribution
               Funds, BUYER agrees to assume the liability and responsibility for the remediation of hydrocarbon contamination and other
               Hazardous Substances existing on the
               Properties to the extent required by the State of Tennessee.

     6.1.2 Reimbursement of Remedial Measures. BUYER agrees that to the extent such remedial measures undertaken and performed by BUYER subsequent to Closing would entitle SELLER or BUYER to compensation or financial assistance from any applicable state or federal underground storage tank trust fund, then BUYER shall receive such compensation or financial assistance and
               SELLER will take all steps necessary to
               cooperate with BUYER in pursuit of such
               monies.

     6.1.3 Fund Eligible Invoice Costs. SELLER will provide BUYER with invoices (including invoices submitted to SELLER and to Tenneco) for all costs incurred in the assessment and remediation of the
               Properties to the extent such costs may be applied by BUYER to the deductibles as established by the Department.

6.2 Tank Testing. BUYER may test at BUYER's expense all tanks and product lines/piping located on the Properties. BUYER shall provide SELLER with a copy of the test results. Any and all tanks and/or piping shown to be leaking according to the tests shall be repaired or replaced in a workmanlike manner at SELLER's expense within thirty (30) days of closing. At such time as this work is done, BUYER at its sole cost shall also have removed any contaminated soil in the vicinity of the tanks or product lines being repaired or replaced to the extent allowed by applicable law.

6.3  Tank Registrations.   BUYER agrees on the Closing
     Date to execute and deliver underground storage
     tank notifications for filing with the Tennessee
     Department of Environmental Compliance ("TDEC")
     or other responsible governmental agency to show
     that SELLER is no longer the "owner and/or
     operator" and that BUYER is the new "owner and/or
     operator," as such terms are defined under
     applicable federal, state and local laws, rules
     and regulations promulgated thereunder.

6.4 BUYER's Environmental Indemnity. BUYER shall be responsible for and shall indemnify and hold harmless SELLER, its successors and assigns, from and against any and all claims, losses, costs, actions or causes of action, lawsuits, proceedings, damages or liabilities
     (collectively, the "Damages") arising from or relating to any and all conditions, incidents, circumstances or occurrences with respect to the Properties (including the Termination Property), including but not limited to spills, leaks and discharges of motor fuel hydrocarbons, hazardous substances as defined hereinbelow, or other contaminants, either in conjunction with the use of underground storage tanks or through unrelated operations conducted upon the property, occurring above and/or below the surface and resulting in the contamination and/or the deposit of hazardous waste (collectively, the "Environmental
     Conditions"); provided, however, in no event will BUYER be responsible for or indemnify SELLER for any fines, penalties, or assessments by governmental authorities against SELLER relating to the conduct of SELLER prior to Closing.

6.5  Hazardous Substances.  As used herein the term
     "Hazardous Substances" shall mean and include all hazardous and toxic substances, wastes or materials, any pollutants or contaminants, or any other similar substances, or materials located beneath the surface of the Properties and which are included under, defined by or regulated by any local, state or Federal laws, rules or regulations pertaining to environmental regulation, contamination or clean-up, including, without limitation, the Comprehensive
     Environmental Response, Compensation and
     Liability Act of 1980, as amended, 42 U.S.C.
     Section 9601, et seq.; the Hazardous Materials
     Transportation Act, as amended, 49 U.S.C. Section
     1801, et seq.; the Resource Conservation and Recovery Act, as amended, 42 U.S.C. Section 7401, et seq.; and the publications, rules and regulations adopted and/or promulgated pursuant to said laws.

6.6 Forwarding of Documents. SELLER agrees that if it receives correspondence for other documents from the TDEC, the Department, an environmental consultant or any other entity relating to the Stores ("Documents"), it will immediately forward said Documents to BUYER.

            VII - TITLE AND SURVEY
      AND FINANCIAL STATEMENTS OF BUYER

7.1  Title and Survey.  Subject to any conditions
     revealed by a subsequent property survey, BUYER
     is not aware of any material objections based
     upon a due diligence review conducted by BUYER
     prior to execution of the Agreement.  SELLER
     shall provide to BUYER, within fourteen (14) days
     of the date of this Agreement, a fee simple or
     leasehold title commitment for the Properties.
     The title commitment shall be a standard form
     ALTA commitment evidencing good and marketable
     fee simple or leasehold title in SELLER to the
     Properties, free and clear of any liens,
     encumbrances and title exceptions, except current
     taxes and assessments not yet delinquent;
     reservations, covenants, easements, restrictions
     and exceptions of record; and zoning ordinances
     or statutes and building, use and occupancy
     restrictions of public record ("Permitted
     Exception(s)").  SELLER shall bear the cost of
     obtaining such title commitments. BUYER shall
     bear the cost of obtaining title insurance.
     SELLER shall supply BUYER with any previously
     prepared surveys of the last of the Properties.
     BUYER shall have seven (7)  days from the date of
     receipt of all the commitments and surveys to
     review the same and to notify SELLER, in writing,
     of any material objections.   "Material
     objections" for purposes of this Section 7.1
     shall be premised upon a title or survey
     disclosure that indicates a condition which is
     not a Permitted Exception and which prohibits or
     substantially adversely affects the use to which
     the Property is being used.  SELLER and BUYER
     agree to use reasonable efforts to resolve all
     material objections prior to the Closing Date.
     To the extent any such material objections by
     BUYER remain unresolved on the Closing Date, the
     parties will agree on and prepare on the Closing
     Date a list of the remaining material objections
     and will agree on a manner and means for handling
     resolution of such issues after the Closing Date.
     SELLER shall deliver to the title company and
     owner's Indemnity agreement for the removal  of
     the standard exceptions from the title policy.

             VIII - CLOSING DATE

8.1 Closing Date. The closing date of this Agreement shall take place on the 1st day of June, 1997, or such other date as the parties may mutually agree upon (the "Closing Date"), but in no event later than the 1st day of July, 1997, further provided that the closing shall not occur prior to satisfaction of the conditions of Sections 12.1 and 12.2. The closing shall take place on the Closing Date at a time and place as the parties may mutually agree upon. The control transfer time as to employees and risk of loss ("Transfer
     Time") shall occur at 6:00 a.m. on the day following the Closing Date.

       IX - PROCEDURES PENDING CLOSING

9.1 Procedures Pending Closing. Between the date of this Agreement and the Closing Date, SELLER will:

          9.1.1     not sell or otherwise dispose of any
                    of the Assets which are the subject
                    of this Agreement in a manner
                    inconsistent with the provisions of
                    this Agreement.

          9.1.2     not make or enter into any agreement
                    providing for any change in rates of
                    wages or salaries or employment
                    benefits or term or duration of
                    employment of any employee of SELLER
                    at the Property, other than in the
                    normal course of business.

          9.1.3     carry on its business in the same
                    manner as heretofore conducted at the
                    Property and will not take any action
                    or enter into any contracts other
                    than in conformity with prior
                    practice in the ordinary and regular
                    course of business as heretofore
                    conducted.

          9.1.4     use its best efforts to maintain and
                    preserve its business intact and to
                    maintain its relationships with
                    employees, suppliers and customers
                    and others having business
                    relationships with it; provided,
                    however, SELLER will use reasonable
                    efforts to terminate any agreements
                    or contractual relations if
                    specifically requested by BUYER.

          9.1.5     keep BUYER currently advised of all
                    significant changes of circumstances
                    affecting the Property.

          9.1.6     maintain the Assets and make
                    necessary repairs and replacements
                    in accordance with SELLER's customary
                    maintenance practices.

          9.1.7     maintain all inventories at customary
                    levels consistent with customer
                    demand and SELLER's customary
                    practices.

          9.1.8     terminate SELLER's agreement(s), if
                    any, with any and all entities,
                    including Citgo, to supply gasoline
                    to the Stores effective the date
                    before the Closing Date.

9.2  Condemnations.

     9.2.1 Substantial or Whole Taking. In the event that all or substantially all of any Property shall be taken or proposed to be taken by eminent domain or condemnation prior to the Closing Date, except as to Properties for which settlement has been received by SELLER, BUYER shall have the right to eliminate such Property from the Assets and BUYER and SELLER shall negotiate in good faith an adjustment to the Purchase
               Price on or before the Closing Date to
               reflect the exclusion of such Property from the Assets.

     9.2.2 Partial Taking. If such condemnation shall be less than substantially all of any Property or if BUYER does not exclude such Property from the Assets as set forth above, SELLER and BUYER shall negotiate in good faith a reduction of the Purchase
               Price allocated to such Property prior to the Closing Date. SELLER shall retain all right, title and interest in and to any such condemnation and SELLER shall be entitled to receive any award payable in connection with the taking or condemnation.
               If BUYER AND SELLER cannot reach agreement as to the apportionment of any condemnation-related award, any such dispute shall be resolved by arbitration in accordance with section 14.15. BUYER shall reasonably cooperate with SELLER in connection with such condemnation.

9.3 Risk of Loss. SELLER shall bear the risk of loss or damage to each Property and the Assets located thereon until the Transfer Time.

          X - PROCEDURES AT CLOSING

10.1 Closing Deliveries by SELLER.  On the Closing
     Date, SELLER shall deliver to BUYER the
     following:

     10.1.1 A Deed as to each Property in
            substantially the form set forth as Form
            1.1.1; an Assignment of Lease as to each Property in substantially the form set forth as Form 1.1.2; a Bill of Sale as to each Property in substantially the form set forth as Form 1.1.3; and other appropriate instruments of transfer and physical possession as shall in the reasonable opinion of BUYER, be effective to vest in BUYER good and marketable title to the Assets subject to the Permitted Exception(s);

     10.1.2 Reimbursement for taxes as provided in
            Section 2.3;

     10.1.3 Required consents of Lessors to the Assignment of Lease, if any, and consents of required parties to the assumption and assignment of contracts, if any;

     10.1.4 Such other instruments of transfer or assignment, or otherwise, which BUYER may reasonably request;

     10.1.5 A cashier's check or wire transfer to a designated depository in an amount equal to the Contribution Fund and
            Condemnation Awards;

     10.1.6 Underground Storage Tank Notifications as provided in Section 6.2;

     10.1.7 Secretary's Certificate for Board of
            Directors' Resolutions authorizing this
            Agreement and the transaction
            contemplated thereunder; and

     10.1.8 The Estimated Inventory Statement.

     10.1.9 Releases of all UCC filings and deeds of trust related to the Assets.

10.2 Delivery and Payment by BUYER.  On the Closing
     Date, BUYER will deliver to SELLER the following:

     10.2.1 Cash, cashier's check, or wire transfer to a designated depository in an amount equal to the Asset Price, as adjusted for tax reimbursements as provided in
            Section 2.3,  proration of rentals as
            provided in Section 2.4 and Condemnation
            Awards as provided in Section 2.6;

     10.2.2 Cash, cashier's check, or wire transfer to a designated depository in an amount equal to the sum of the Motor Fuels
            Inventory Price and Estimated Inventory
            Price;

     10.2.3 Duly executed original resale
            certificate for the state in which the
            Merchandise Inventory shall be purchased for resale;

     10.2.4 Secretary's Certificate for Board of
            Directors' Resolutions authorizing this
            Agreement and the transactions
            contemplated thereunder;

     10.2.5 Such other instruments as SELLER may reasonably request.

10.3 Post-Closing Adjustment.

     10.3.1 Promptly following the expiration of the Inventory Period, but in any event no later than five (5) business days thereafter, BUYER shall prepare and deliver to SELLER a statement (the
            "Merchandise Adjustment Statement")
            setting forth (i) the amount of the
            Merchandise Inventory at each Property
            as of the date on which the physical
            inventory thereof was completed; (ii)
            the cash receipts with respect to the
            sale of Merchandise Inventory at each
            Property during the period beginning on
            the Closing date and ending, with
            respect to each Property was completed;
            (iii) the total amount payable by BUYER, as of the Closing Date, with respect to the actual Merchandise Inventory purchased by BUYER on the Closing Date, which amount shall be equal to seventy percent (70%) of the retail sales price therefor (the "Merchandise Inventory
            Price"); (iv) the difference between the amount paid as the Estimated Inventory
            Price and the amount payable as the
            Merchandise Inventory Price (the
            "Merchandise Inventory Adjustment").

     10.3.2 SELLER shall have ten (10) business days following the delivery of the
            Merchandise Adjustment Statement (the
            "First Review Period") in order to
            notify BUYER in writing whether or not
            it disagrees with the Merchandise
            Adjustment Statement and the calculation of the Merchandise Inventory Adjustment.
            During the First Review Period, BUYER
            shall make available to SELLER and its
            representatives, during normal business
            hours, the books and records of BUYER
            necessary to evaluate, review and audit
            the determination of the Merchandise
            Inventory Adjustment and the basis of
            the calculation thereof.  If SELLER
            delivers written notice of its
            disagreement with the Merchandise
            Adjustment Statement or the calculation
            of the Merchandise Inventory Adjustment,
            BUYER and SELLER shall negotiate in good faith promptly thereafter in order to resolve such dispute. If the parties fail to resolve their dispute with respect to the amount payable as the Merchandise Inventory Adjustment within forty-five (45) days after the Closing
            Date, such dispute shall be submitted to arbitration in accordance with the terms of Section 14.15 hereof.

     10.3.3 The term "Final Adjustment Statement" shall mean (i) the Merchandise
            Adjustment Statement if the parties
            agree thereon or if SELLER fails to
            notify BUYER of any disagreement
            therewith on or before the expiration of the First Review Period; (i) the
            Merchandise Adjustment Statement as
            adjusted by the agreement of BUYER and
            SELLER; or (iii) the Merchandise
            Adjustment Statement as adjusted by the
            panel of arbitrators if the parties fail to agree on the Merchandise Adjustment
            Statement or any adjustments thereto,
            applicable.

     10.3.4 If the Merchandise Inventory Adjustment, as determined from the Final Adjustment
            Statement, requires an increase from the amount paid as the Estimated Inventory
            Price, the amount of such increase shall be paid by BUYER to SELLER; and if the Merchandise Inventory Adjustment, as determined from the Final Adjustment
            Statement, requires a reduction in the
            amount paid as the Estimated Inventory
            Price, the amount of such reduction
            shall be paid by SELLER to BUYER.  Any
            amount payable to BUYER or SELLER
            hereunder, as the case may be, shall be
            due and payable within five (5) business days of the determination of the Final
            Adjustment Statement and shall be paid
            by wire transfer of immediately
            available funds to the account
            designated in writing by the payee.  If
            either BUYER or SELLER fails to pay when due the amount of the Merchandise
            Inventory Adjustment, interest on such
            amount will accrue from the date payment was due and payable until paid at the per annum rate of the "prime rate" as published in the Money Rates column of the Eastern Edition of The Wall Street
            Journal (or the average of such rates if more than one rate is indicated plus two percent (2%) and shall be payable on demand.

     XI - REPRESENTATIONS AND WARRANTIES

11.1 Representations and Warranties of SELLER. SELLER represents and warrants to, and agrees with, BUYER as follows:

     11.1.1 Corporate Status.  SELLER is a
            corporation, duly organized, validly
            existing and in good standing under the
            laws of the State of Delaware and is
            authorized to do business in the state
            in which the Assets are located. SELLER has full power and authority to carry on its business as presently conducted and to own and operate its assets, properties and business.

     11.1.2 Authorizations.  SELLER has all
            requisite power and authority to execute and perform this Agreement and to consummate the transactions contemplated by this Agreement. On the Closing Date, the execution and delivery of this Agreement and all the transactions provided for in this Agreement shall have been duly authorized by proper corporate proceedings and will be in all respects legally binding upon SELLER, except as limited by laws affecting creditors' rights or equitable principles generally.

     11.1.3 Restrictions.  Except as set forth in
            Schedule 11.1.3 hereto, SELLER is not
            subject to any restriction contained in
            any charter, by-law, mortgage, lien,
            lease, agreement, instrument, order,
            judgment or decree which would prevent
            the consummation of the transactions
            contemplated by this Agreement, other
            than consents expressly required by real property leases or contracts to be transferred hereunder, if any.

     11.1.4 Liabilities. Except with respect to fees, taxes or assessments not yet due, with respect to the Assets, SELLER has no material liabilities, fixed or contingent, nor any material contractual commitments nor any short- or long-term debt which are not described or listed in this Agreement or the Exhibits attached hereto, except for unsecured liabilities incurred in the ordinary course of operating the Stores since
            December 31, 1996.

     11.1.5 Financial Information. SELLER has heretofore delivered to BUYER copies of certain financial information attached hereto as Exhibit 11.1.5 ("Financial
            Information"), and this Financial
            Information is materially accurate.  In
            addition, BUYER has reviewed other
            financial information of SELLER.  Since
            December 31, 1996, there has not been:

            (1)  Any material change in the
                 condition (financial or other),
                 of the properties, assets,
                 liabilities and Assets except
                 normal and usual changes in the
                 ordinary course of business which
                 are in the aggregate materially
                 adverse to the Assets.

            (2)  Any damage, destruction or losses
                 (whether or not covered by
                 insurance) in an aggregate amount
                 exceeding $25,000.00 affecting the
                 Assets.

            (3)  Except in the ordinary course of
                 business, any sale, lease,
                 abandonment or other disposition
                 by SELLER of any interest in any
                 property, machinery, equipment or
                 other operating property, as
                 respects the Assets.

            (4)  Any other occurrence, event, or
                 condition which materially and
                 adversely affects or, to the best
                 of SELLER's knowledge, is likely
                 to materially and adversely affect
                 the Assets.

     11.1.6 Claims and Litigation. There are no actions, suits or proceedings pending before any court or administrative agency or, to the best of SELLER's knowledge, threatened which will adversely affect BUYER's right to own, lease, sublease, use and/or enjoy the Assets to be transferred pursuant to this Agreement, including but not limited to condemnation, eminent domain or similar proceedings. With respect to the Assets, except as set forth in
            Schedule 11.1.6, (i) there are no legal
            or administrative proceedings, claims
            or, to the best knowledge of SELLER,
            investigations now pending before any
            court or administrative body against
            SELLER, (ii) to SELLER's knowledge,
            there are no material, threatened legal
            or administrative proceedings, claims or investigations against it or the Assets,
            (iii) SELLER has not received notice of
            any investigation pending,  threatened
            or contemplated by any federal, state or local governmental or regulatory authority, including those involving the safety of products, the working conditions of employees, their employment practices or policies, or compliance with environmental regulations; and (iv) neither the business operations related to the
            ASSETS, nor any of the Assets is subject to any material judgment, order, writ, injunction, stipulation or decree of any court or any governmental agency or any arbitrator.

     11.1.7 Taxes and Assessments. All taxes of any kind, including ad valorem, property, excise, income and similar taxes and assessments which are or have become due and payable have been properly paid;
            SELLER has filed or caused to be filed
            all tax returns required to be filed
            under the laws of the United States,
            the state of incorporation of SELLER and the State of Tennessee; all taxes shown by such returns to be due and payable have been paid; and SELLER knows of no proposed assessment, assessment or claim by the United States government, or any state or any other taxing authority for additional taxes other than those paid in accordance with such returns or which has been disclosed to BUYER.

     11.1.8 Merchandise and Supplies Inventory.  The
            Merchandise and Supplies Inventory
            contains no material amounts that are
            unsalable and unusable for the purposes
            intended in the ordinary course of the
            business at each Property as conducted
            by SELLER prior to the Closing Date.

     11.1.9 Personal Property.  Exhibit 1.1.3
            contains a list of Personal Property
            that at a minimum will be conveyed to
            BUYER.   This Exhibit 1.1.3 is not
            intended to be  a complete listing of
            the Personal Property located at each
            Property and to be transferred to BUYER.

     11.1.10 Title to Assets. SELLER is the sole and exclusive legal and equitable owner of all right, title and interest in and has good and marketable title to all of the Personal Property and Merchandise, Motor
               Fuels and Supplies Inventory, free and
               clear of any contract of sale,
               encumbrance, security agreement lien or
               charge of any kind or character, and no
               person, corporation or firm has any
               ownership interest in the same being
               transferred pursuant to this Agreement
               other than SELLER; provided, however,
               SELLER does not warrant ownership of the Excluded Assets or Potentially Excluded
               Assets shown on Exhibit 1.1.6 or of the
               items designated as "yc" on Exhibit
               1.1.5(b), except as to those items shown on Exhibit 1.1.3.

     11.1.11   Properties.  SELLER is in current
               uninterrupted possession of all Leased
               Properties and is not in default, nor
               with the passage of time will SELLER be
               in default, under any of the terms,
               covenants or conditions of the lease
               therefor and the lease is valid and
               enforceable and has not been altered,
               modified, or amended except as shown in
               the lease documents provided to BUYER.
               Except as set forth in Schedule 11.1.6,
               no portion of any Property has been
               condemned, requisitioned or otherwise
               taken by any public authority, and no
               notice of any such condemnation,
               requisition or taking has been received.
               To the best knowledge of SELLER, no such condemnation, requisition or taking is threatened or contemplated. SELLER has no knowledge of any public improvements which may result in special assessments against or otherwise affect any
               Property, as presently used for
               convenience store operations, when
               pertaining to the use of the
               corresponding Property for the operator
               of a convenience store business
               conducted by SELLER prior to the
               Closing. To the knowledge of SELLER, no fact or condition exists which would result in the termination or impairment of access to any Property or discontinuation of sewer, water, electric, gas, telephone, waste disposal or other utilities or services.

     11.1.12   Employees.  SELLER has not made any
               representations to its employees with
               respect to any undertaking or commitment by BUYER to continue the employment of such employees. SELLER has substantially complied with all laws, rules and regulations relating to the employment of labor, including provisions relating to wages, hours, equal opportunity, occupational health and safety, severance and the payment of Social Security and other taxes.

     11.1.13   Contracts.  Exhibit 1.1.5 sets forth an
               accurate and complete list of all
               material instruments, commitments and
               agreements related to the Assets to
               which BUYER will be bound, or by which
               any of the Assets will be subject
               following Closing.  Except as set forth
               in Schedule 1.1.5, each contract to
               which BUYER will become bound is in full force and effect and is valid, binding and enforceable in accordance with its terms; no event has occurred which is or, after the giving of notice or passage of time, or both, would constitute a default under or a breach of any such contract by SELLER, or, to the knowledge of SELLER, by any other party; and SELLER has not received or given notice of an intention to cancel or terminate any such contract or to exercise or not exercise options or rights under any such contract unless specifically requested in writing to do so by BUYER.

     11.1.14   Tank Registrations.  Pursuant to
               applicable federal, state and local
               laws, rules and regulations promulgated
               thereunder, SELLER has filed
               notification forms with designated
               governmental officials for all
               "underground storage tanks" as that term is defined pursuant to applicable federal, state and local laws, rules and regulations promulgated thereunder.

     11.1.15   Tank Fund Eligibility.  The Properties
               are eligible for reimbursement or
               financial assistance from the Tennessee
               Underground Storage Tank Trust Fund.

     11.1.16   Prior Discharges, Spills and Leaks.
               SELLER represents and warrants to BUYER
               that SELLER has provided to BUYER copies of all written materials in SELLER's possession, whether received by SELLER from a third party or developed by or on behalf of SELLER, and has disclosed to BUYER all other notices received by SELLER pertaining (i) to the ownership, operation and maintenance of the underground storage tanks used by SELLER in connection with the operation of its business at the Properties; or (ii)
               SELLER's compliance or non-compliance,
               as the case may be, with any applicable
               Environmental Laws in connection with
               the conduct and operation of its
               business at the Properties or the use or operation of the Assets in connection therewith.

     11.1.17   Equipment.  As of the Closing Date, all
               Personal Property, equipment and
               fixtures of SELLER, including without
               limitation underground storage tanks,
               lines, pumps, dispensers and other gas
               equipment to be transferred hereunder
               (other than those tanks or lines for
               which SELLER is obligated under Section
               6.2.2 to repair or replace) shall be in
               good working condition, to the extent
               such equipment is utilized by SELLER in
               its current operations, ordinary wear
               and tear excepted. A description of the underground storage tanks and related equipment is shown on Exhibit 11.1.17.

     11.1.18   Governmental Compliance.  Except with
               respect to compliance under
               Environmental Laws which are
               specifically and exclusively addressed
               in Section 11.1.16 hereinabove, SELLER
               is in substantial compliance with all
               governmental laws, rules, ordinances and regulations governing the operation by
               SELLER of the Property.

     11.1.19   Financial and Operational Information.
               SELLER has heretofore delivered to BUYER copies of certain financial and operational information, which represents fairly the financial position of the Assets of the dates indicates therein, and there has been no material adverse change therein.

     11.1.20   Employee Benefit Plans.  At no time has
               SELLER been required to contribute to
               any "multi-employer pension plan" or
               incurred any withdrawal liability with
               the meaning of Section 4201 of ERISA.

     11.1.21   Easements, etc.  SELLER has all access
               upon the Property, easements and rights
               of ingress and egress and easements for
               utilities and services necessary for the conduct of its current operations.
               Conveyance by SELLER to BUYER hereunder
               will pass to BUYER good and marketable
               title subject to the Permitted
               Exception(s), together with all
               necessary easements and rights of
               ingress and egress associated therewith.

     11.1.22   Gas Equipment. To SELLER's knowledge,
               all underground storage tanks, lines,
               pumps, dispensers and other gas
               equipment to be transferred hereunder
               are tight and in good working condition.
               All underground storage tank systems are registered and in compliance with all applicable laws and regulations including Stage Two requirements.

     11.1.23   Condition of Assets.  The Assets,
               including the leasehold improvements,
               equipment, fixtures and personal
               property, comprise all of the assets
               reasonably necessary for the conduct of
               the business of SELLER as currently
               conducted at the locations of the
               Stores, and the Assets have been
               maintained in accordance with generally
               accepted industry practices for
               operational use in a convenience store.
               Adequate inventories will be on hand at
               the Stores as of the Closing Date as are necessary to conduct normal business operations.

     11.1.24   Licenses, Permits and Authorizations.
               SELLER has all material approvals,
               authorizations, consents, permits,
               licenses and orders of all governmental
               agencies, whether federal, state or
               local, required by the nature of the
               business conducted by SELLER to permit
               the continued operation of each of the
               Stores.  SELLER shall cooperate with
               BUYER in obtaining the transfer of such
               licenses and permits as are legally
               transferrable to BUYER as may be
               necessary or appropriate.

     11.1.25   Gasoline Supply Agreements.  SELLER has
               terminated all gasoline supply
               agreements relating to the Stores
               effective the day before the Closing
               Date, and BUYER will have no obligations or liabilities to any such gasoline supplier(s).

11.2 Representations and Warranties of BUYER. BUYER represents and warrants to, and agrees with, SELLER as follows:

     11.2.1 Corporate Status.  BUYER is a
            corporation, duly organized, validly
            existing and in good standing under the
            laws of the State of Delaware and is
            authorized to conduct business in the
            state in which the Assets are located.
            BUYER has full power and authority to
            carry on its business as presently
            conducted and to own and operate its
            assets, properties and business.

     11.2.2 Authorizations. BUYER has all requisite power and authority to execute and perform this Agreement and to consummate the transactions contemplated by this
            Agreement.  On the CLOSING DATE, the
            execution and delivery of this Agreement and all the transactions provided for in this Agreement have been duly authorized by proper corporate proceedings and will be in all respects legally binding upon BUYER, except as limited by laws affecting creditors' rights or equitable principles generally.

     11.2.3 Restrictions. BUYER is not subject to any restriction contained in any charter, certificate of incorporation, by-law, mortgage, lien, lease, agreement, instrument, order, judgment or decree which would prevent the consummation of the transactions contemplated by this Agreement.

     11.2.4 Warranties Correct. The representations and warranties of BUYER contained in this Agreement or otherwise made in writing in connection with the transactions contemplated by this
            Agreement shall be true and correct on
            and as of the Closing Date with the same effect as though such representations and warranties had been made on and as of such date.

11.3 Warranties Correct. The representations and warranties of SELLER contained in this Agreement shall be deemed to have been made again and as of the Closing Date and shall be true and correct in all material respects, and SELLER shall have delivered to BUYER a certificate to such effect signed by the President or any Vice President of SELLER.

         XII - CONDITIONS TO CLOSING

12.1 Conditions Precedent to BUYER's Obligations. If the following conditions precedent are not either satisfied by their terms or waived by BUYER in writing prior to the Closing Date, then BUYER, at its option, may terminate this Agreement without further obligations to SELLER:

     12.1.1 Documents.  SELLER shall have furnished
            BUYER with all documents, certificates
            and other instruments required to be
            furnished to BUYER by SELLER pursuant to the terms of this Agreement.

     12.1.2 No Actions or Proceedings. No action or proceeding against SELLER relating to the Assets being transferred hereunder shall have been instituted or, to the knowledge of SELLER, threatened, before a court or other governmental body or instituted or threatened by any public authority.

     12.1.3 Title Insurance.  Subject to Section
            7.1, SELLER shall have delivered to
            BUYER a commitment for title insurance
            evidencing an obligation of a nationally recognized title company to insure marketable fee simple title and leasehold title in BUYER subject to the Permitted Exception(s).

     12.1.4 Section 1445 Certificate.  At closing,
            SELLER shall execute and deliver to
            BUYER (a) a certificate substantially in the form of Form 12.1.4 stating that SELLER is not a "foreign person" as defined in Section 1445 of the Internal
            Revenue Code and the regulations
            thereunder; (b) an IRS Form 1099 with
            respect to this transaction; and (c)
            such other documents or instruments as
            may be required by the Internal Revenue
            Code (or regulations promulgated
            pursuant thereto) consistent with the
            terms of this Agreement.

     12.1.5 Representations, Warranties and
            Covenants.  Each and every
            representation and warranty of SELLER
            contained in this Agreement shall be
            true in all material respects when made
            and shall be true in all material
            respects at the Closing Date as though
            such representation and warranty had
            been made on the Closing Date, and
            SELLER shall have performed all
            covenants and agreements on its part
            required to be performed and shall not
            be in default under any of the
            provisions of this Agreement at the
            Closing Date.

     12.1.6 Releases of all UCC Filings.  At
            closing, SELLER shall provide BUYER with releases of all UCC security interest filings and deeds of trust, including but not limited to complete releases by Societe Generale of any interest in the Assets to be transferred to BUYER.

12.2 Conditions Precedent to SELLER's Obligations. If the following conditions precedent are not either satisfied or waived by SELLER in writing prior to the Closing Date, then SELLER, at its option, may terminate this Agreement without further obligation to BUYER:

     12.2.1 Documents.  BUYER shall have furnished
            SELLER with all documents, certificates
            and other instruments required to be
            furnished to SELLER by BUYER pursuant to the terms of this Agreement.

     12.2.2 Representations, Warranties and
            Covenants.  Each and every
            representation and warranty of BUYER
            contained in this Agreement shall be
            true and correct in all material
            respects when made and shall be true and correct in all material respects at the Closing Date as though such representation and warranty had been made on the Closing Date, and BUYER shall have performed all covenants and agreements on its part required to be performed and shall not be in default under any of the provisions of this Agreement at the Closing Date.

     12.2.3 Consents. SELLER shall have obtained those consents or approvals necessary for the assignment of those Contracts shown on Exhibit 1.1.4 requiring the consent or approval of the contracting party thereto.

    XIII - SELLER'S EMPLOYEES AND BENEFITS

13.1 SELLER'S Employees. BUYER may offer to the existing employees of SELLER at each Property or involved with the convenience store business of SELLER in its principal offices in Nashville, Tennessee, the opportunity to become at-will employees of BUYER as of the Closing Date. Such offers shall be at base salaries or wage rates comparable to those in affect for similarly situated employees of BUYER. SELLER shall have no obligation to assist BUYER in efforts to cause any employees, as designated by BUYER, to become employees of BUYER. BUYER shall not assume any employee benefit or compensation plans, programs, agreements or practices of SELLER or its affiliates, or any obligations or liabilities associated therewith.

13.2 WARN Provisions. BUYER agrees that at closing it will hire a sufficient number of SELLER's existing employees such that there will not be deemed to have been a "mass layoff" by SELLER with respect to the Properties under the Federal
     Worker Adjustment and Retraining Notification Act
     (Title 29 of the United States Code, Section
     2101) (the "WARN Act").

13.3 No Third Party Beneficiaries. Nothing expressed or implied in this Agreement is intended to, nor shall it, confer upon or deny, any employee of SELLER any rights or remedies including, but not limited to, any rights of employment with SELLER or BUYER for any specified period of time.

13.4 Family and Medical Leave. SELLER agrees that it shall be solely responsible for providing any and all notices, election forms, continued employment, and related benefit plan participation that may become due or be required with respect to an employee of SELLER under the federal Family and Medical Leave Act and any similar state law with respect to any leave of such an individual commencing while employed by SELLER.

13.5 COBRA.  SELLER agrees that it shall be solely
     responsible for providing any and all notices,
     election forms, and related continuation coverage
     that may become due or be required with respect
     to any employee of SELLER under   4980B of the
     IRC on account of such employee's termination
     from employment with SELLER or on account of any
     other qualifying event (as defined in IRC
     4980B) which occurs (or relates to continuation
     coverage which may commence) on or before
     employment, if any, of such individual by BUYER.

13.6 Employee Orientation. SELLER agrees to arrange a meeting with all store managers to announce the signing of this Agreement, at which time representatives of BUYER will be introduced. In addition, SELLER will permit store managers to attend one one-half day orientation meeting and one one-half day training session conducted by BUYER.

          XIV - FURTHER AGREEMENTS

14.1 SELLER Indemnity. SELLER shall indemnify and hold harmless BUYER from and against any and all Damages incurred or suffered by BUYER as a result of (i) the incorrectness or breach of any of the representations, warranties, covenants and agreements of SELLER contained in this Agreement or given on the Closing Date, (ii) the assertion against BUYER of any liability of SELLER which is not expressly assumed by BUYER or (iii) all actions, suits, proceedings, demands, assessments and judgments incident to the foregoing
     Subparagraphs (i) and (ii) hereinabove. Within twenty (20) days after receipt by BUYER of notice of the assertion of any claim by a third party as to which BUYER is indemnified under this Section, or the discovery by BUYER of any circumstance giving rise to a claim of indemnity hereunder, BUYER shall, if a claim in respect thereof is to be made against SELLER, notify SELLER of such claim or action in writing, by registered or certified mail, and tender to SELLER the right to defend against such claim or action brought by a third party in the name of BUYER but reserving to BUYER the right to participate, at its own cost and expense but under the direction of SELLER, in such defense. SELLER shall not be obligated to indemnify BUYER hereunder if BUYER fails to notify SELLER as provided above. This Indemnity shall survive CLOSING.

14.2 BUYER Indemnity as to Non-Environmental Matters.
     Except for environmental matters, which are addressed previously herein, BUYER shall indemnify and hold harmless SELLER from and against any and all Damages incurred or suffered by SELLER as a result of (i) the incorrectness or breach of any of the representations or warranties, covenants or agreements of BUYER contained in this Agreement or given on the Closing Date, (ii) the operation and use of the Assets after the Closing Date, and (iii) or the breach of any contract or lease agreement which was assumed by BUYER. Within twenty (20) days after receipt by SELLER of notice of the assertion of any claim by a third party as to which SELLER is indemnified under this Section, or the discovery by SELLER of any circumstance giving rise to a claim of indemnity hereunder, SELLER shall, if a claim in respect thereof is to be made against BUYER, notify BUYER of such claim or action in writing, by registered or certified mail, and tender to BUYER the right to defend against such claim or action brought by a third party in the name of SELLER but reserving to SELLER the right to participate, at its own cost and expense but under the direction of BUYER, in such defense. BUYER shall not be obligated to indemnify SELLER hereunder if SELLER fails to notify BUYER as provided above. This Indemnity shall survive CLOSING.

14.3 Bulk Sales. BUYER hereby waives compliance by SELLER with the provisions of the Bulk Sales Laws of the state in which the Assets are situated.
     SELLER hereby agrees to indemnify and hold BUYER harmless from and against any and all liabilities, obligations, losses and expenses, including reasonable attorneys' fees, incurred by reason of any claims or actions by any third party or parties based upon said Bulk Sales Laws relating to this Agreement, or to any of the transactions provided for herein.

14.4 Notices. Any notice, request, instrument or other document to be given hereunder shall be in writing and delivered personally by overnight delivery or sent by certified or registered mail, return receipt requested, postage prepaid:

     14.4.1 If to BUYER, addressed as follows:

               MAPCO PETROLEUM Inc.
               1101 Kermit Drive, Suite 800
               Nashville, Tennessee  37217
               ATTN:  Vice President - Retail

            with a copy to:

               MAPCO PETROLEUM Inc.
               1800 South Baltimore Avenue
               Tulsa, Oklahoma  74119
               ATTN:  Legal Department

     14.4.2 If to SELLER, addressed as follows:

               E-Z Serve Convenience Stores, Inc.
               2550 North Loop West
               Houston, Texas  77092
               ATTN:  John Miller

            With a copy to:

               E-Z Serve Convenience Stores, Inc.
               2550 North Loop West
               Houston, Texas  77092
               ATTN:  Ed Lambert, Esq.

     or to such other address as either of the parties hereto may designate by notice given as above provided. Any item sent as above provided will be deemed given when received or refused by addressee.

14.5 Brokerage. Each party hereto represents and warrants that all negotiations relative to this Agreement have been carried on by them directly without the intervention of any other person or entity. Each party shall indemnify the other party and hold the other party harmless against and in respect of any claim for brokerage or other commissions or finder's fees relative to this Agreement, or to the transactions contemplated hereby, and also in respect of all expenses of any character incurred by each party in connection with this Agreement or such transactions.

14.6 Confidentiality. The terms of this Agreement shall be kept confidential. Any press release, public communication or communication of any kind to SELLER's employees, vendors, suppliers or any third party relating to this transaction shall require the prior written approval of SELLER and BUYER. Provided, that nothing herein shall preclude compliance by SELLER or BUYER with any applicable statutory, regulatory or judicial disclosure requirements, or with obligations imposed by this Agreement.

14.7 Escrow/Closing Agent. If either party deems it necessary, BUYER and SELLER agree to retain the title insurance company which rendered the title commitments pursuant to this Agreement as an escrow/closing agent to ensure the receipt by each party of the documents and monies to be delivered to the other as required pursuant to this Agreement and to enter into an escrow agreement. The costs of said escrow/closing agent shall be divided equally between SELLER and BUYER.

14.8 Entire Agreement. This Agreement, including the documents and exhibits referred herein, constitutes the entire agreement and understanding of SELLER and BUYER with respect to the subject matter hereof and fully supersedes, and accordingly SELLER hereby disclaims and negates, any and all statements, projections, understandings, agreements, covenants, representations and warranties between SELLER and BUYER, made by SELLER or any SELLER's officers, employees or representatives to BUYER, or set forth in any document or writing delivered or made available to BUYER (as applicable) prior to the execution and delivery of this Agreement.
     This Agreement may be amended only by a written instrument executed by SELLER and BUYER.

14.9 Severability. Wherever possible, each provision of this Agreement shall be interpreted in such a manner as to be effective and valid under applicable law, but if any provision of this Agreement shall be prohibited by or invalidated under applicable law, such provision shall be ineffective to the extent of such provision and the remaining provisions of this Agreement shall remain fully effective.

14.10 Governing Law. This Agreement shall be a contract made under, and shall be governed by and construed under, the laws of the State of Tennessee (excluding any conflict of law rules which may direct interpretation to the laws of any other state).

14.11 Binding Effect. This Agreement shall be binding upon, and inure to the benefit of, the parties hereto and their respective successors and assigns; provided, however, that no assignment by any party hereto of any right hereunder shall be made on or prior to the Closing Date, and no assignment, by operation of law or otherwise, shall relieve any party of its obligations hereunder.

14.12 Survival of Representations and Warranties. The representations, warranties and covenants contained herein shall survive the closing and shall be enforceable at law or in equity.

14.13 Counterparts. This Agreement may be executed in any number of counterparts, each of which when executed and delivered shall be deemed an original and all of which together shall constitute one and the same instrument.

14.14 Attorneys' Fees. In the event any legal proceeding is commenced to enforce the obligations of the parties hereto, or to interpret the provisions contained herein, the prevailing party shall be entitled to recover its reasonable attorneys' fees, costs and expenses of litigation from the non-prevailing party.

14.15     Arbitration.

     14.15.1   Any and all disputes, controversies or
               claims between or among the parties
               hereto shall be referred to, and finally settled by arbitration. Either party may elect to commence the arbitration but in any event such election will only be effective if made by written notice to the other party hereto. Subject to the provisions hereinafter set forth, the arbitration will be conducted and determined in accordance with the rules of the American Arbitration Association, as modified as follows:

     14.15.2   The arbitration will be conducted with
               three (3) arbitrators.  Each of BUYER
               and SELLER shall appoint one (1)
               arbitrator and the two (2) arbitrators
               thus appointed shall appoint the third
               arbitrator from a list provided by the
               American Arbitration Association.  If
               the two (2) arbitrators fail to agree on the third arbitrator within thirty (30) days of their appointment, the appointment shall be made, upon request of a party, by the American Arbitration
               Association.

     14.15.3 The decision of the arbitrators shall be final and binding and neither party shall appeal the decision on any basis to any court;

     14.15.4   Upon failure, refusal or inability of
               any arbitrator to act, his or her
               successor shall be appointed in the same manner as provided his or her original appointment; and

     14.15.5   The arbitrators shall render the
               decision and award in writing with
               counterpart copies to all parties.  The
               arbitrators shall have no right to
               modify the terms of this Agreement. The costs of the arbitration, including the fees and expenses of counsel, expert and witness fees, and costs of the arbitrators shall be in the discretion of the arbitrators, who shall have the power to make any award which is just in the circumstances.

     14.15.6   The arbitration proceeding shall take
               place in Houston, Texas.  The
               arbitrators shall apply the laws of the
               State of Tennessee without reference to
               the conflicts of laws thereof.

     14.15.7   Any suit, action or proceeding
               instituted by either party hereto,
               including, but not limited to, any
               proceeding to enforce an award of
               damages by the arbitrators, may be
               brought in the courts of the State of
               Tennessee and except to the extent as
               otherwise provided in this Section
               14.16, said courts will have exclusive
               jurisdiction with respect to all
               actions, suits, motions, issues or other matters whatsoever arising out of this Agreement.

14.16 Limited License. SELLER hereby grants to BUYER, during the one hundred twenty (120) day period beginning on the Closing Date, the non-exclusive right and license to use the name "E-Z Serve" and all of SELLER's trademarks and other intellectual property rights with respect thereto in connection with the conduct of BUYER's business at the Property, provided that the conduct of such business is substantially similar to that conducted by SELLER immediately prior to the Closing Date. With regard to the property in Clarksville, TN, Seller grants Buyer such non-exclusive right and license to use the name "E-Z
          Serve" until the end of the current term of the lease. BUYER shall maintain the nature and the quality of the name "E-Z Serve" and the trademarks and other intellectual property associated therewith and used by BUYER pursuant to the terms hereof and shall not take any actions with respect thereto which would materially adversely affect SELLER's rights in and to such name and such intellectual property or the value thereof, including, but not limited to, the goodwill associated with respect thereto.

14.17 Update Schedules. SELLER shall promptly disclose to BUYER any information contained in its representations and warranties or any of the Schedules hereto which, because of an event occurring after the date of this Agreement and prior to the Closing Date, is incomplete or is no longer correct as of all times after the date of this Agreement until the Closing Date. In the event SELLER makes any disclosure prior to the Closing and BUYER elects to close, the disclosure shall be deemed to amend and supplement the representations and warranties of SELLER and the applicable Schedule hereto, and in such event
          BUYER shall not have the right to be indemnified for any matter contained in such disclosure.

14.18     Conduct of Business During Inventory Period.
          During the Inventory Period, BUYER shall conduct the business at each Property in the ordinary course as conducted by SELLER prior to the Closing Date in order to permit BUYER's and SELLER's representatives to obtain an accurate physical inventory of the Merchandise Inventory and Supply Inventory as contemplated under
          Section 3.1.3 hereof, including, by way of example and not of limitation, maintaining the price of each item comprising the Merchandise
          Inventory at the same price therefor as of the Closing Date.

14.19 Non-Competition. SELLER agrees from and after the Closing Date, for itself and any subsidiary or affiliate, that it will not engage in, finance, promote, encourage or assist in any manner whatsoever, in any enterprise which shall be engaged in the retail motor fuels business or convenience store business, or both, or grant any rights or licenses to any third party in and to the name "E-Z Serve" and the trademarks associated therewith for use in connection with the conduct or operation of a retail convenience store business for a period of five (5) years from the Closing Date within a geographic area comprised of a radius twenty-five (25) miles from the County Courthouse located in downtown
          Nashville, Tennessee.

14.20 Title to Delivery of Records and Files. Within five (5) days after the Closing Date, SELLER shall deliver to BUYER all files relating to the Stores, including but not limited to the environmental, legal, construction and real estate Store files.


     IN WITNESS WHEREOF, the parties hereto have caused this instrument to be executed the day and year shown below, effective as of the date of execution by SELLER.

                              "BUYER"
                              MAPCO PETROLEUM Inc.
ATTEST:

By:  ______________________        By:
__________________________________
     Kristen E. Cook                         James C.
Alligood
     Assistant Secretary                Vice-President

Dated:__________________________________


                              "SELLER"
                              E-Z Serve
Convenience Stores, Inc.
ATTEST:

By:  ______________________        By:
__________________________________
Name:______________________
Name:__________________________________
Its: ___________ Secretary         Its: ____________
President

Dated:__________________________________



STATE OF TENNESSEE       )
                         ) SS
COUNTY OF DAVIDSON       )

     Before me, the undersigned authority, on this day personally appeared James C. Alligood, known to me to be the person whose name is subscribed to the foregoing instrument as Vice President of MAPCO PETROLEUM Inc., and acknowledged to me that he executed the same for the purposes and consideration therein expressed, in the capacity therein stated, and as the act and deed of said
Corporation.

     WITNESS my hand and official seal on this day of ___________, 1997.



                              Notary Public in and
for
                              Davidson County,
State of Tennessee
My Commission Expires:


                                                  (Print Name)




STATE OF _________________    )
                         ) SS
COUNTY OF _______________     )

     Before me, the undersigned authority, on this day
personally appeared
     , known to me to be the person whose name is
subscribed to the foregoing instrument as _____________
President of
 , a                       corporation, and acknowledged
to me that he executed the same for the purposes and
consideration therein expressed, in the capacity therein
stated, and as the act and deed of said corporation.

     WITNESS my hand and official seal on this
   day of                           , 1997.




                              Notary Public in and
for
                              ___________ County,
State of _______________
My Commission Expires:



                                                  (Print Name

        SCHEDULE OF EXHIBITS AND FORMS
                      to
      Asset Sale and Purchase Agreement


Exhibits

1.1.1          Fee Property

1.1.2          Leased Property

1.1.3          Personal Property

1.1.5(a)  Contracts

1.1.5(b)  Potential Contracts

1.1.6          Excluded Assets

11.1.5         Financial Information

11.1.17   Tanks and Related Equipment


Forms

1.1.1          Deed

1.1.2          Assignment of Lease

1.1.3          Bill of Sale

12.1.4         Section 1445 Certificate


Schedules

11.1.6         Exceptions to Assets


                EXHIBIT 1.1.3
                      to
      Asset Sale and Purchase Agreement

          Minimum Personal Property
   (except as to the Termination Property)



Canopy
Gasoline Pumps
Gasoline Console
Underground Storage Tanks and Related Equipment
Upright Coolers
Price Pole and Signage (I.D. Sign/Reader Board/Can)
Kerosene Tanks (at 11 Stores only)
Gondolas
Coffee Equipment
Fountain Equipment

               EXHIBIT 1.1.5(a)
                      to
      Asset Sale and Purchase Agreement

                  Contracts
   (except as to the Termination Property)


1.   Bulk CO2 Budget Plan Agreement between UNCO2 and
     E-Z Serve Corp.

2.   Master Service Agreement between E-Z Serve
     Convenience Stores and Waste Management Inc.
     dated March 17, 1997.

3.   Nine (9) alarm services agreements between
     National Guardian and E-Z Serve dated March 11,
          1996

               EXHIBIT 1.1.5(b)
                      to
      Asset Sale and Purchase Agreement

             Potential Contracts
   (except as to the Termination Property)

            (See attached chart.)

                EXHIBIT 1.1.6
                      to
      Asset Sale and Purchase Agreement

               Excluded Assets


Personal Computers, including all software and discs

Electronic Cash Registers

Pay Telephones

Credit Card Processors

Money Order Machines and associated supplies and forms

Supplies, forms, etc. used by SELLER in its business and embossed with SELLER's or Citgo's name, trade name or logo

Training Manuals of SELLER

GTE Inventory Equipment and Cards

Phone Card Equipment and Inventory

Signage Facing bearing Citgo's name, trade name or logo

Tire Inflation and Auto Vacuum Machines

Cappuccino Machines


         Potentially Excluded Assets
(The following assets are excluded if not owned by SELLER.)

Icee/Slurpie Machines

VISI-Cooler

Ice Merchandisers

Propane Equipment

                EXHIBIT 11.1.5
                      to
      Asset Sale and Purchase Agreement

            Financial Information

(See the financial information attached hereto.)

               EXHIBIT 11.1.17
                      to
      Asset Sale and Purchase Agreement

         Tanks and Related Equipment


Attached hereto as part of Exhibit 11.1.17 are two charts describing the underground storage tanks and related equipment and the status of environmental upgrades at the Properties.

                  Form 1.1.1
                      to
      Asset Sale and Purchase Agreement


                WARRANTY DEED




Address New Owner:
Map-Parcel
Numbers:
Send Tax Bills To:


MAPCO PETROLEUM
Inc.
1101 Kermit
Drive,
 Suite 800
Nashville,
Tennessee 37217


MAPCO PETROLEUM
Inc.
1101 Kermit
Drive,
 Suite 800
Nashville,
Tennessee 37217



This instrument prepared by:  Boult, Cummings, Conners & Berry
(JTT)
414 Union Street, Suite 1600, P.O. Box 198062, Nashville, TN
37219




KNOW ALL MEN BY THESE PRESENTS:

 THAT, E-Z SERVE CONVENIENCE STORES, INC.
("Grantor"),  for and in consideration of the sum of Ten
and no/100 Dollars ($10.00) in hand duly paid by MAPCO
PETROLEUM INC. ("Grantee"), the receipt of which is
hereby acknowledged, does hereby grant, bargain, sell
and convey unto said Grantee, its successors and assigns
forever, the following described real property situated
in the County of                      , State of
Tennessee, to wit:

                See Exhibit
                "A" attached
                hereto and
                made a part
                hereof (the
                "Property").

 TO HAVE AND TO HOLD the aforesaid real
property, together with all appurtenances, buildings and privilege thereto belonging or in any wise appertaining unto said Grantee, its successors and assigns in fee simple forever.

 SUBJECT TO current taxes and assessments not yet delinquent and taxes and assessments for subsequent years and the following matters (the "Permitted
Encumbrances"):

 1.
 2.

 GRANTOR DOES HEREBY Covenant with said
Grantee that it is lawfully seized in fee of the aforesaid Property; that it has a good right to sell and convey the same; and that Grantor does hereby bind itself, its successors and assigns, to warrant and forever defend the title of the Property unto the Grantee against every person whomsoever lawfully claiming or to claim the same or any part thereof, subject to the Conditions.

 IN WITNESS WHEREOF, Grantor, by and through its duly authorized officers, has caused this instrument to be executed the _____ day of _____________, 1997.

                                  "Grantor"

           E-Z SERVE CONVENIENCE STORES, INC.

                                  By:

                                  Name:

                                  Title:




STATE OF TENNESSEE        )
COUNTY OF ______________  )


Before me, ________________ of the state and county
aforesaid, personally appeared
            , with whom I am personally acquainted (or
proved to me on the basis of satisfactory evidence), and
who, upon oath, acknowledged       self to be the
                of E-Z SERVE CONVENIENCE STORES, INC.,
the within named bargainor, and that   he as such,
executed the foregoing instrument for the purposes
therein contained by personally signing the name of E-Z
SERVE CONVENIENCE STORES, INC..

 WITNESS my hand and official seal on this
___ day of                    , 1997.


_______________________________________________
                                   NOTARY
PUBLIC
                                   My
Commission Expires:



                  EXHIBIT A
                    to the
                Warranty Deed

                   Property

                  FORM 1.1.2
                      to
      Asset Sale and Purchase Agreement

                                          SELLER'S Store No.

                                          MAPCO
Store No.
Instrument prepared by:






       ASSIGNMENT OF LEASE AND CONSENT

     THIS ASSIGNMENT OF LEASE AND CONSENT
("Assignment") by and among MAPCO PETROLEUM Inc., a Delaware corporation (Assignee"), with an address of 1101 Kermit Drive, Suite #800, Nashville, Tennessee
37217, and E-Z Serve Convenience Stores, Inc., a
Delaware corporation ("Assignor"), with an address of ____________________, and ___________________, a
_________________ corporation ("Lessor"), with an address of _________________________.

               R E C I T A L S:

     WHEREAS, Assignor is the lessee of certain property situated in ____________, as more fully described in Exhibit "A" attached hereto (the
"Property"), pursuant to that certain Lease Agreement dated _________________, by and between Assignor and Lessor, recorded on the ____ day of ______________, 19__, in Book _____ at Page _____of the records of the ________________________, State of _______________ (the
"Lease"); and

     WHEREAS, pursuant to an Asset Sale and Purchase
Agreement (the "Sale Agreement") between Assignor and
Assignee, dated the _____ day of ___________, 199__,
Assignor desires to assign all of its right, title and interest in and to the Lease to Assignee, and Assignee desires to accept an unconditional assignment of all of Assignor's right, title and interest in and to the Lease.

     NOW, THEREFORE, in consideration of the sum of Ten and No/100 ($10.00) Dollars, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, and in further consideration of the mutual covenants and agreements herein contained, the parties hereto agree as follows:

1. Assignor does hereby assign, transfer and set over unto Assignee, its successors and assigns, all of Assignors right, title and interest in and to the Lease, together with all security deposits posted by Assignor pursuant thereto, all buildings, structures, facilities and improvements (other than trade fixtures) appurtenant thereto; and all rights of way or use, servitudes, licenses, easements, tenements, hereditaments and appurtenances belonging or appertaining to any of the foregoing. Assignor hereby agrees to indemnify, defend and save harmless Assignee and its parent, subsidiary and affiliated companies and their directors, officers, employees and representatives from and against all claims, suits, actions, liabilities, losses, damages, costs and expenses (including but not limited to, court costs, and reasonably attorneys' fees) arising out of (i) Assignor's failure to comply with all of the applicable terms of the Lease, but only to the extent such terms related to the period prior to the effective date of this Assignment, or
     (ii) Assignor's occupancy of the Property.

2. Assignee agrees, by acceptance and receipt of this Assignment, to make all payments and to assume, fully perform and discharge all of the terms, conditions, agreements and obligations of the Lease to be performed by the "lessee" or "tenant" thereunder, to the extent such terms, conditions, agreements and obligations relate to the period after the effective date of this Assignment. In addition, Assignee hereby agrees to indemnify, defend and save Assignor, its parent, subsidiaries or affiliated companies, and their directors, officers, employees and representatives, harmless from and against any and all claims, suits, actions, loss, cost, expense, damage or liability whatsoever, including reasonable attorneys' fees and court costs, arising out (i) Assignee's failure to comply with all of the applicable terms of the Lease, but only to the extent such terms relate to the period after the effective date of this Assignment, or (ii) the occupancy of the Property by Assignee after the effective date of this Assignment.

3. Assignor and Lessor represent and warrant to Assignee as follows:

     a. That the Lease is in full force and effect and has not been modified or amended, except as otherwise disclosed herein; and

     b. There are no existing defaults or alleged defaults by either Assignor or Lessor under the Lease, and no circumstance exists which with the giving of notice, the passage of time, or both, would constitute a default by Assignor or Lessor under the Lease; and

     c. A true, correct and complete copy of the Lease is attached hereto and incorporated herein as Exhibit A.

4. Lessor hereby consents to the assignment of the Lease. Lessor agrees to deliver all notices given under the Lease, to Assignee as follows:






     Notwithstanding any provisions herein to the contrary, Assignee shall with respect to the Property comply with any applicable federal, state and local laws, rules and regulations regarding financial responsibility obligations of owners and/or operators of underground storage tanks and lines. Assignee shall furnish evidence of such compliance on an annual basis to Assignor.

5. This Assignment shall be effective the _____ day of ______________, 1997, and shall inure to the benefit of and be binding upon the parties hereto and their successors, assigns or legal representatives.

6. This Assignment shall be governed by the laws of the State of Tennessee.

     IN WITNESS WHEREOF the undersigned have executed this Assignment as of the day and year first hereinafter set forth as to each of them.

                              "ASSIGNEE"

                              MAPCO PETROLEUM Inc.


                              By:
                                 James C.
Alligood
                                 Vice President

                              Dated:


                              "ASSIGNOR"

                              E-Z Serve
Convenience Stores, Inc.


                              By:
                              Name:
                              Its:______________
President

                              Dated:


                              "LESSOR"




                              By:
                              Name:
                              Its:______________
President

                              Dated:





STATE OF TENNESSEE  )
COUNTY OF DAVIDSON  )

     Before me, ______________________ the undersigned,
a Notary Public in and for the County and State aforesaid, personally appeared James C. Alligood, with whom I am personally acquainted (or proved to me on the basis of satisfactory evidence), and who upon oath acknowledged himself to be Vice President of MAPCO
PETROLEUM Inc., the within named bargainor, a corporation, and that he as such Vice President being authorized so to do, executed the foregoing instrument for the purposes therein contained, by signing the name of the corporation by himself as Vice President.

     Witness my hand and seal, at office in
_______________, Tennessee, this the _____ day of
_______________, 1997.



                              NOTARY PUBLIC

My Commission Expires:





STATE OF TENNESSEE  )
COUNTY OF __________     )

     Before me, ______________________ the undersigned,
a Notary Public in and for the County and State aforesaid, personally appeared _______________________, with whom I am personally acquainted (or proved to me on the basis of satisfactory evidence), and who upon oath acknowledged _____self to be _____________ President of E-Z Serve Convenience Stores, Inc., the within named bargainor, a corporation, and that ________ as such _________ President being authorized so to do, executed the foregoing instrument for the purposes therein contained, by signing the name of the corporation by _______self as _________ President.

     Witness my hand and seal, at office in
_____________, Tennessee, this the ____ day of
____________, 1997.



                              NOTARY PUBLIC

My Commission Expires:



STATE OF TENNESSEE  )
COUNTY OF __________     )

     Before me, ______________________ the undersigned,
a Notary Public in and for the County and State aforesaid, personally appeared _______________________, with whom I am personally acquainted (or proved to me on the basis of satisfactory evidence), and who upon oath acknowledged _____self to be _____________ President of ________________________, the within named bargainor, a corporation, and that ________ as such _________
President being authorized so to do, executed the foregoing instrument for the purposes therein contained, by signing the name of the corporation by _______self as _________ President.

     Witness my hand and seal, at office in
_____________, Tennessee, this the ____ day of
____________, 1997.



                              NOTARY PUBLIC

My Commission Expires:

                  EXHIBIT A
                      to
       Assignment of Lease and Consent

                   Property


     That certain property situated in
County, State of           , including improvements
thereto, more fully described as follows, to wit:

                  FORM 1.1.3
                      to
      Asset Sale and Purchase Agreement

                    SELLER's Store No. ______
                       MAPCO Store No. ______
                 BILL OF SALE

KNOW ALL MEN BY THESE PRESENTS:

     THIS BILL OF SALE is executed and delivered effective the ___________ day of _____________________,
1997, by E-Z Serve Convenience Stores, Inc. a Delaware corporation ("SELLER"), to and in favor of MAPCO
PETROLEUM Inc., a Delaware corporation ("BUYER"), pursuant to that certain Asset Sale and Purchase
Agreement ("Sale Agreement") dated the ____________ day of _____________________, 1997, by and between BUYER and
BUYER.

     WITNESSETH: That for and in consideration of the sum of Ten and no/100 Dollars ($10.00) and other good and valuable consideration paid by BUYER, the receipt and sufficiency of which is hereby acknowledged, BUYER hereby bargains, sells, grants and conveys unto BUYER, its successors and assigns that certain property as more fully described on Exhibit A attached hereto, less and except the excluded items of property shown on Exhibit
B attached hereto (collectively, the property shown on Exhibit A but not excluded by Exhibit B shall hereinafter be referred to as the "Property"), now belonging to the BUYER and in its possession.

     TO HAVE AND TO HOLD the same unto said BUYER, its successors and assigns, forever. SELLER hereby expressly warrants that it has good and merchantable title to the Property and warrants that the Property is free of all liens and encumbrances of any nature whatsoever. SELLER makes no other warranties with respect to the Property, except for those warranties contained in the Sale Agreement.

     IN WITNESS WHEREOF, the undersigned has executed and delivered this Bill of Sale the day and year first above written.

                              "SELLER"
(Seal)                           E-Z Serve
Convenience Stores, Inc.

ATTEST:

By:  ________________________ By:
__________________________________
Name:________________________
Name:__________________________________
Its: __________ Secretary        Its:     ___________ President

                              Dated:



Accepted and Agreed this         "BUYER"
_____ day of __________, 1997.            MAPCO PETROLEUM
Inc.

(Seal)

ATTEST:

By:  ________________________ By:
_________________________________
Name:________________________
Name:__________________________________
Its: __________ Secretary        Its:     ___________ President






STATE OF TENNESSEE       )
                         ) SS
COUNTY OF DAVIDSON       )

     Before me, the undersigned authority, on this day personally appeared James C. Alligood, known to me to be the person whose name is subscribed to the foregoing instrument as Vice President of MAPCO PETROLEUM Inc., and acknowledged to me that he executed the same for the purposes and consideration therein expressed, in the capacity therein stated, and as the act and deed of said
Corporation.

     WITNESS my hand and official seal on this day of _____________, 1997.




                              Notary Public in and
for
                              Davidson County,
State of Tennessee
My Commission Expires:



                                                    (Print Name)





STATE OF ___________________________      )
                                 ) SS
COUNTY OF ________________________        )

     Before me, the undersigned authority, on this day
personally appeared
            , known to me to be the person whose name is
subscribed to the foregoing instrument as _____________
President of                                          ,
and acknowledged to me that he executed the same for the
purposes and consideration therein expressed, in the
capacity therein stated, and as the act and deed of said
Corporation.

     WITNESS my hand and official seal on this day of _____________, 1997.




                              Notary Public in and
for
                              __________________
County
                              State of
____________________
My Commission Expires:



                                                    Print Name)

                  EXHIBIT A
                      to
                 Bill of Sale


All Personal Property owned by SELLER and located at the Store including, but not limited to, the following:

Canopy
Gasoline Pumps
Gasoline Console
Underground Storage Tanks and Related Equipment
Upright Coolers
Price Pole and Signage (I.D. Sign/Reader Board/Can)
Kerosene Tanks
Gondolas
Coffee Equipment
Fountain Equipment

                  EXHIBIT B
                      to
                 Bill of Sale

               Excluded Assets

Personal Computers, including all software and discs

Electronic Cash Registers

Pay Telephones

Credit Card Processors

Money Order Machines and associated supplies and forms

Supplies, forms, etc. used by SELLER in its business and embossed with SELLER's or Citgo's name, trade name or logo

Training Manuals of SELLER

GTE Inventory Equipment and Cards

Phone Card Equipment and Inventory

Signage Facing bearing Citgo's name, trade name or logo

Tire Inflation and Auto Vacuum Machines



         Potentially Excluded Assets
(The following assets are excluded if not owned by SELLER.)

Icee/Slurpie Machines

VISI-Cooler

Ice Merchandisers

Propane Equipment

                 FORM 12.1.4
                      to
      Asset Sale and Purchase Agreement

          Section 1445 Certificate


     Section 1445 of the Internal Revenue Code provides that a transferee of a U.S. real property interest must withhold tax if the transferors is a foreign person. To inform the transferee that withholding of tax is not required on the disposition of a U.S real property interest by E-Z Serve Convenience Stores, Inc. (the
"center"), the undersigned hereby certifies the following on behalf of SELLER;

1.   I am _________ of  the SELLER

2. SELLER is not a foreign corporation, foreign partnership, foreign trust, or foreign estate (as of terms are defined in the Internal Revenue Code and Income Tax Regulations);

3. SELLER's U.S. employer identification number is ________;

4.   SELLER'S office is _________.

     The undersigned understands that this
certification may be disclosed to the Internal Revenue
Service by transferee and that any false statement contained herein could be punished by fine, imprisonment or both. Under penalties perjury, I declare that I have examined this certification and to the best of my knowledge and belief it is true, correct and complete, and I further declare that I have the authority to sign this document of behalf of SELLER.


[Seal]                           "ASSIGNOR"
                              E-Z Serve
Convenience Stores, Inc.
ATTEST:

By:                                                 By:
















                 Schedules
                     to
      Asset Sale and Purchase Agreement

11.1.6     Exceptions to Assets


An adjacent landowner claims certain ownership rights regarding access to an alley behind Store No. 7306.






























PURCHASE AND SALE AGREEMENT


     This Purchase and Sale Agreement is entered into
this           2nd  day of May, 1997 between E-Z Serve
Convenience Stores, Inc., a Delaware corporation
(Seller), whose address is 2550 North Loop West, Suite
600, Houston, Texas 77092, and Island Holdings, Ltd.
(Buyer) whose address is 9551 Baymeadows Road, Suite 5,
Jacksonville, Florida 32256.

                  RECITAL

     Seller operates the convenience stores at
locations listed on Exhibit "A", attached hereto. (The
locations are identified herein jointly as the
Locations, or singularly as the Location.) Seller
desires to sell, and Buyer desires to purchase Seller's
fee simple interest in, leasehold interest in,  and
equipment, motor vehicle fuel and merchandise inventory
at, the Locations.  Accordingly, the parties agree as
follows.
          _    _    _    _    _    _    _    _    _
_    _    _    _    _    _    _    _    _    _    _
_    _

1. Assignment and Sale. Effective as of the date of Closing, as provided herein, Seller (i) agrees to assign and Buyer agrees to take the assignment of the leases for the Locations, (ii) Seller agrees to sell and Buyer agrees to purchase Seller's fee simple interest in the Location owned by Seller in fee (the Fee Location), and
(iii) Seller agrees to sell, and Buyer agrees to purchase all equipment owned by Seller at the Locations, together with all motor vehicle fuel, merchandise inventory and supplies as provided herein.

2. Escrow Deposit. Within five (5) days after execution of this agreement by both parties, Buyer will deposit with Seller the sum of FIFTY THOUSAND AND 00/100 dollars ($50,000.00). Said deposit will be held in escrow by Seller and shall be credited toward payment of the purchase price as provided herein.

3.   Purchase Price and Payment.  Buyer shall pay, at
Closing, as provided below, the sum  of FOUR MILLION
TWO HUNDRED FIFTY THOUSAND DOLLARS ($4,250,000.00),
(identified herein as the Purchase Price), plus the
value of merchandise inventory,  and the cost to Seller
of the motor vehicle fuel at each of the  respective
Locations. The value of the merchandise inventory for
purposes of this Agreement is sixty-eight  percent (68%)
of the retail price posted thereon, provided, however,
that merchandise which is shopworn or beyond the
manufacturer's date for sale shall be excluded from the
items being sold hereunder. The actual cost of motor
vehicle fuel is cost plus transportation, taxes and
related fees (i. e., the laid in cost) for delivering
said motor vehicle fuel to the respective Location based
upon prices posted by the supplier of said fuel on the
date of Closing.  The Purchase Price Allocation for the
thirty-seven Locations being sold hereunder shall be as
set forth on Exhibit "A", attached hereto.    The Escrow
Deposit held by Seller shall be credited against the
amount due and owing at the last of the Locations to be
closed hereunder.    Terms of payment shall be cash, in
good funds at Closing for the Purchase Price and ten
(10) days after Closing for fuel inventories and fifteen
(15) days after Closing for merchandise and supplies.

4. Closing. Closing shall be on a Location by Location basis in accordance with the schedule contained on Exhibit "A". A physical count of merchandise inventory shall be taken by an independent third party inventory firm at each of the respective Locations on the date and time of Closing. Upon acceptance of the merchandise inventory count by each party, and payment as provided above, Closing shall be deemed to have occurred with respect to that particular Location, and possession of the property shall pass. Buyer and Seller shall each pay 50% of the cost of the merchandise inventory count.

5.   Title.  Seller shall convey title to the Fee
Location free and clear of all encumbrances except easements of record, taxes accrued but not yet payable, and standard exceptions contained on the Owner's Title
Insurance Policy. The foregoing, along with such other encumbrances as Buyer may accept shall be Permitted
Exceptions.

6.   Title Commitment and Policy.   Seller will, at its
own cost and expense, obtain an Owner's Title Insurance
Policy for the Fee Location.  Buyer shall have fifteen
(15) business days from the date of receipt of a title
commitment to object to any matter involving title to
the Location. Should Buyer fail to object to any such
matter, Buyer shall be deemed to have accepted same and
it will become a Permitted Exception. Seller may, within
fifteen (15) days thereafter, have items to which Buyer
validly objects cured or removed, but Seller shall not
be required to do so. In the event Seller fails to cure
any matter to which Buyer validly objects, Buyer may
elect  to delete the Location from the terms of this
Agreement and deduct the value shown adjacent to the
Location on Exhibit "A".

7. Licenses. Seller will cooperate with Buyer in transferring any business licenses or permits which are transferrable with respect to the business being conducted at the Locations.

8.   Items to be Furnished by Seller.  Upon execution
of this Agreement, Seller will provide Buyer with the
following:
     a.   Copies of the leases and all addendums
thereto for the Locations.
     b.   Copies of all licenses and operating permits
for the Locations.
     c.   Copies of pest control, security and waste
management contracts, or in             lieu thereof,
a schedule of payments made pursuant to each.
     d.   Lists of vendor owned equipment at the
Locations.
     e.   Reasonable access to the Locations in the
accompaniment of Seller representatives           for
purposes of inspecting same.
     f.   Payroll records.
     At Closing Seller will furnish assignment
documents acceptable to Buyer for the leased Locations,
a limited warranty deed for the Fee Location, and
closing statements for each of the Locations. Seller
will pay documentary tax stamps required upon the filing
of the deed for the Fee Location.

9. Buyer's Inspection. Seller hereby grants to Buyer and its employees and representatives the right to enter upon the Locations and make, or cause to be made, at Buyer's expense, such surveys, investigations, engineering tests or any other tests it may desire;
provided however, any such surveys, investigations or tests shall not disrupt, hinder of interfere with the leasehold rights of, or continuous orderly operation of any of the business being conducted at the Locations.
Buyer shall defend Seller against, and indemnify and hold Seller harmless from the conditions of being liable, and ultimate liability, for, any mechanics' or materialman's claims of liens, by whomsoever made, or injury to persons, including death, occasioned because of Buyer's or any other party's entry onto the Locations, or arising out of the performance of the surveys, investigations, and tests provided for herein.
Buyer shall undertake any action necessary to release or discharge any such claims of liens made or filed against Seller or the Locations. Buyer will promptly give
Seller notice of any unsatisfactory conditions found as the result of Buyer's inspection, and afford Seller the opportunity to remedy said conditions. Notwithstanding anything herein to the contrary, Buyer may, prior to 5:00 pm, Eastern time, May 12, 1997, cancel and terminate this Agreement in the event Buyer's inspection reveals unsatisfactory conditions which are not remedied by Seller, or in the event Buyer is not satisfied with environmental conditions, leases, equipment condition, equipment contracts or financial information relating to the Locations. In order to exercise its right of cancellation hereunder, Buyer must provide Seller written notice delivered by facsimilie, or by an overnight delivery service which provides proof of delivery.
10. Environmental Matters. Seller warrants that with respect to those Locations which store and sell motor vehicle fuel, its operations have been conducted in a manner so as to maintain eligibility for participation in the governmental program established for remediation of hydrocarbon contamination. Seller will make all records pertaining to the gasoline operation and compliance with environmental rules and regulations at the Locations available to Buyer. Those Locations at which Seller is aware of hydrocarbon contamination, and which have been reported and registered for cleanup pursuant to the applicable state sponsored petroleum cleanup program are listed on Exhibit "B", attached hereto. Seller is not aware of specific hydrocarbon contamination at the remaining Locations. However, Buyer and Seller acknowledge that releases of motor vehicle fuels into the soil may have occurred in connection with the gasoline operation that has taken place at the Locations over the years. Seller has contracted with a third party to conduct remediation at those Locations with reported hydrocarbon contamination. Seller will assign said contract to Buyer. The representations and warranties in said contract shall survive the Assignment and the Closing of this transaction. Buyer agrees to assume all responsibility for any hydrocarbon contamination in or around the Locations regardless of the extent thereof or the date said contamination is alleged to have occurred.


11.  Specific Performance.  It is understood the
Locations being transferred hereunder constitute an operating unit to Seller. It is therefore of critical importance to Seller that all of the Locations be transferred as provided herein. If for any reason other than a breach of this Agreement by Seller, Buyer refuses to accept the transfer of any of the Locations, Seller may, at its option proceed with specific performance of this Agreement together with reimbursement for all additional expenses and fees caused by Buyer's failure to proceed. If for any reason other than a breach of this Agreement by Buyer, Seller refuses to proceed with the assignments and title transfers as provided herein, Buyer may, at its option, proceed with specific performance of this Agreement together with reimbursement for all additional expenses and fees caused by Seller's failure to proceed, or cancel and terminate this Agreement.
     Notwithstanding the foregoing, in the event Seller is unable to provide lease assignments as provided herein due to the failure of certain landlords to provide timely approval of said assignments, Seller may elect to indemnify Buyer against costs and expenses which may be incurred by Buyer as the result of the ultimate failure of Seller to obtain said assignments, and Buyer may proceed with the Closing(s) as provided on Exhibit "A", under temporary arrangements as may be proposed by Seller, or Buyer may elect to exclude said
Location from the terms of this Agreement.

12. Condition of Equipment. All equipment and leasehold improvements owned by Seller and being transferred hereunder are used, and transferred "AS IS".
Seller makes no warranties whatsoever, except warranty of title, and that said equipment and improvements are in reasonable operating condition and working order at the time of Closing.

13. Vendor Owned Equipment and Services. It is understood that certain equipment at the Locations may be supplied by various vendors as a result of doing business with Seller. Seller makes no warranty that the vendors will permit said equipment to remain, and Buyer understands that it will be Buyer's responsibility to negotiate ongoing arrangements as it may desire. Buyer agrees to honor all remaining commitments of Seller for pest control, security and waste removal services furnished to the Locations. Buyer will further assume contractual arrangements for pay telephones, fountain beverage machines, vacuum and tire inflation equipment, coffee, icee/slurpee, and similar equipment, and environmental remediation relating to the Locations.
Seller will remove cappucino machines, automatic teller machines, and computer equipment and software used by Seller for accounting, and the issuance of money orders and checks. Seller shall not remove the Lotto machines or attempt to assign same to another of Seller's stores.
The only gasoline supply contracts to be assumed by Buyer are in connection with five Texaco and two Amoco
"Dealer" leases, and one location with Radiant Oil Co.

14. Exclusion of Intellectual Property. The sales and transfers outlined herein specifically exclude trade names, trademarks, trade dress and other intellectual property of Seller. All signs, drink cups and other merchandise bearing a Seller trademark or copyright shall be removed by Seller and not be a part of this transaction. Further, computer software, hardware and printers are excluded from the equipment being sold hereunder, and will be removed by Seller at Closing.
Buyer warrants that it will not in any way convey to any person that it is doing business as, or affiliated with Seller.

15. Employees of Seller. Employees at each of the Locations shall be terminated by Seller as of the respective date of Closing and pay all accrued vacation, sick pay, workers' compensation, pension and profit sharing, or bonuses due. Buyer will make reasonable efforts to employ those persons in connection with its continuation of the convenience store businesses.

16. Indemnification. Buyer agrees to defend, indemnify and hold Seller harmless from all claims, judgements, expenses and fees in any way connected with the Locations, including without limitation thereto, leasehold matters, subsequent to the Closing of the sale of the respective Locations, and claims, judgements, expenses and fees relating to an environmental incident or concern regardless of the date when said incident or concern is alleged to have arisen or occurred. The indemnification also includes, without limitation thereto, leasehold matters. Seller agrees to defend, indemnify and hold Buyer harmless from all claims, judgements, expenses and fees in any way connected with the Locations, including without limitation thereto, leasehold matters, prior to the Closing of the sale of the respective Locations, excepting those matters relating to an environmental event or concern as provided herein.

17. Assignment. This Agreement may be assigned by Buyer provided said assignee agrees in writing in a form and content reasonably satisfactory to Seller to be bound by all of the terms and conditions hereof, and further provided that notwithstanding anything to the contrary, said assignment will not relieve Buyer from the obligations assumed by it under this Agreement.

18. Bulk Sales Waiver. The parties hereto agree to waive compliance by Seller with Bulk Sales statutes applicable to the transactions outlined herein, provided that Seller agrees to defend, hold harmless and indemnify Buyer against any claims, judgements, expenses and fees in any way connected with the failure by Seller to comply with said Bulk Sales statutes.

19. Rents and Taxes. All rents, ad-valorem taxes and special assessments in the nature of taxes which are payable by the lessee under the leases to be assigned hereunder, shall be pro-rated as of the date of Closing.
Seller shall receive credit for rents, taxes and special assessment paid by Seller for periods beyond the Closing date. Ad-valorem taxes and special assessments in the nature of taxes for the Fee Location, and personal property taxes for all Locations shall be pro-rated as of the date of Closing for the respective Location. Tax and special assessment calculations which are not yet due and payable shall be based upon the most recent payments of same. Seller and Buyer agree to reconcile payments made under this paragraph once current year assessments are available.

20. Notices. All notices and demands herein required shall be in writing. The mailing of notice shall be U.
S. Mail, Certified, to the parties as follows:

     Seller:             E-Z SERVE CONVENIENCE
STORES, INC.
                    Attention:  H. E. Lambert
                    2550 North Loop West, Suite 600
                    Houston, Texas 77092

     Buyer:              Island Holdings, Ltd.
                    9551 Baymeadows Road
                    Suite 5
                    Jacksonville, Florida 32256
                    Attn:     Bill Schwind

21. Entire Agreement. This writing embodies the entire offer between parties and supersedes all prior offers and understandings, if any, relating to the Locations, and may be amended or supplemented only by an instrument in writing executed by both parties hereto.

22. Validity. If any provision of this Agreement, except the provisions relating to Seller's obligation to convey the Location and Buyer's obligation to pay the purchase price, the invalidity of either of which shall cause this Agreement to be null and void, is held to be illegal, invalid, or unenforceable under present and future laws, such provision shall be fully severable;
this Agreement shall be construed and enforced as if such illegal, invalid, or enforceable provision had never compromised a part of this Agreement; and the remaining provisions of this Agreement shall remain in full force and effect and shall not be effected by the illegal, invalid, or unenforceable provision of by its severance from this Agreement.

23. Identical Counterparts. This Agreement may be executed in a number of identical counterparts. If so executed, each of such counterparts is to be deemed an original for all purposes, and all such counterparts shall collectively, constitute one Agreement. In making proof of this Agreement, it shall not be necessary to produce of account for more than one such counterpart.

24. Time of Essence. The obligations and undertakings of the parties hereto shall be performed within the time specified therefor, and failure to perform within such time shall constitute an event of default on the part of the party which fails to perform.

25. Survival. The representations and warranties of the parties, shall survive the Closing of this Agreement.


26. Seller's Warranties. Seller warrants that (i) it is not in default of any leases to be assigned hereunder and knows of no circumstances which would give rise to a default, (ii) it will operate the Locations in the normal course of business from the date hereof through the date of Closing, (iii) that it has operated the Locations in accordance with all applicable laws and regulations excepting matters which would not have a material adverse affect, (iv) it has full power and authority to enter into this Agreement and to transfer the assets subject to this Agreement free and clear of any liens or encumbrances, and (v) that all financial and environmental information, summaries and reports provided to Buyer are true and correct to the best knowledge of Seller. All such representations and warranties shall survive Closing.

27. Buyer's Warranties. Buyer warrants that it has full power and authority to enter into this Agreement, and to purchase the assets subject to this Agreement.

28. Offer and Acceptance. Furnishing this document for purposes of review and negotiation does not constitute an offer. Seller specifically reserves the right to withdraw from negotiations at any time prior to the execution of this Agreement by both parties, whether for the purpose of entering into an Agreement with another party on identical or different terms, or withdrawing the Locations from sale. Buyer may similarly withdraw from negotiations at any time prior to the execution of this Agreement by both parties hereto.

29. Announcements. Buyer acknowledges that Seller is an affiliate of a company whose stock is publicly held and, as such, is under certain restrictions regarding the disclosure of negotiations and/or sale agreements.
Buyer will maintain strict confidentiality regarding all matters in connection with this Agreement and the negotiation hereof. Buyer will cooperate with Seller regarding such announcements as Seller may make in connection herewith. However, Seller acknowledges that Buyer needs to establish supply for motor fuel, merchandise, lottery, money orders, licenses and permits and operational matters prior to Closing. Seller grants
Buyer permission to begin establishing those arrangements. Buyer shall be as discrete as possible and not make any public announcements.

 30. Lease Renewals. Between the date of execution of this Agreement and Closing, Seller shall use best efforts to obtain renewal options at predetermined renewal rates satisfactory to Buyer on the following
Locations:

               7325      7377      7405
               7341      7379      7413
               7348      7390      7417
               7376      7397      7433


IN WITNESS WHEREOF, the parties hereto have caused their names to be affixed hereto effective as of the date first written above.


WITNESSES:                    E-Z SERVE CONVENIENCE
STORES, INC.


_______________________________    By:__________________________________


ATTEST:                       ISLAND HOLDINGS,
LTD.


_______________________________    By:
__________________________________
















