Form 10-Q
period 1997-06-29
E Z SERVE CORPORATION
filed 1997-08-13
CIK 868575

========================================================================


                            UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549


                        ----------------------
                             FORM 10-Q
                        ----------------------


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 29,1997

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


                             713/684-4300
      (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                               --    --


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     ----------------------------

            Common Stock $.01 par value:  69,321,530
         (Number of shares outstanding as of August 6, 1997)


========================================================================
                  E-Z SERVE CORPORATION AND SUBSIDIARIES
                               FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1997

                          TABLE OF CONTENTS

Item
Number                                                           Page

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets
         June 29, 1997 and December 29, 1996                     1-2

         Consolidated Statements of Operations for the
         Three-months ended June 29, 1997 and June 30, 1996        3

         Consolidated Statements of Operations for the
         Six-months ended June 29, 1997 and June 30, 1996          4

         Consolidated Statements of Stockholders' Equity for
         the Year ended December 29, 1996 and Six-months
         ended June 29, 1997                                       5

         Consolidated Statements of Cash Flows for the
         Six-months ended June 29, 1997 and June 30, 1996        6-7

         Notes to Consolidated Financial Statements                8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      15


                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities                                    24

Item 3.  Defaults Upon Senior Securities                          24

Item 4.  Submission of Matters to a Vote of Security Holders      24

Item 6.  Exhibits and Reports on Form 8-K                         24


SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                  E-Z SERVE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)
                            (In thousands)

                                             June 29,    December 29,
                                               1997          1996
                                             ---------   ------------

ASSETS
------
Current Assets:
  Cash and cash equivalents                  $  8,683      $  6,333
  Receivables, net of allowance for
    doubtful accounts                           6,937         8,764
  Inventory                                    34,936        40,070
  Environmental receivables                     4,881         7,246
  Assets held for resale                       13,049            --
  Prepaid expenses and other current assets     3,978         2,474
                                             --------      --------

      Total Current Assets                     72,464        64,887

  Property and equipment, net of accumulated
    depreciation                              112,342       137,298
  Environmental receivables                    17,513        34,305
  Other assets                                  1,746         3,915
                                             --------      --------

                                             $204,065      $240,405
                                             ========      ========



















       The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

              E-Z SERVE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (Continued)
                             (Unaudited)
                            (In thousands)

                                              June 29,    December 29,
                                                1997          1996
                                             ---------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Trade payables                             $ 27,274       $ 29,563
  Accrued liabilities and other                22,681         26,265
  Current portion of environmental liability    4,403          9,017
  Current portion of long-term obligations     13,940         14,841
                                             --------       --------
      Total Current Liabilities                68,298         79,686
                                             --------       --------

Long-Term Obligations:
  Payable to banks, net of current portion     46,400         64,739
  Obligations under capital leases              1,222          1,338
  Other, net of current portion                   197            238
Environmental liability                        19,886         32,571
Other liabilities                               5,389          6,549
Commitments and contingencies                      --             --
                                             --------       --------
      Total Long-Term Liabilities              75,884        105,435
                                             --------       --------
Redeemable Preferred Stock                     12,767             --
                                             --------       --------

Stockholders' Equity:
  Preferred stock, $.01 par value, authorized
    3,000,000 shares; -0- and 75,656 shares
    Series C issued and outstanding at
    June 29, 1997 and December 29, 1996,
    respectively                                   --              1
  Common stock, $.01 par value; authorized
    100,000,000 shares:  69,320,530 and
    69,119,530 shares issued and outstanding
    at June 29, 1997 and December 29, 1996,
    respectively                                  693            691
  Additional paid-in capital                   49,988         56,527
  Retained earnings (accumulated deficit)
    subsequent to March 28, 1993, date of
    quasi-reorganization (total deficit
    eliminated $86,034)                          (775)        (1,935)
                                             --------       --------
      Total Stockholders' Equity               49,906         55,284
                                             --------       --------
                                             $204,065       $240,405
                                             ========       ========

      The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                          E-Z SERVE CORPORATION
               CONSOLIDATED STATEMENTS SHEETS OF OPERATIONS
                               (Unaudited)
                (In thousands except per share amounts)

                                                 Three-months Ended
                                              ------------------------
                                                June 29,     June 30,
                                                 1997         1996
                                              -----------  -----------
Revenues:
--------
  Motor fuels (Includes excise taxes of
    approximately $33,784 and $40,563
    for the three-month 1997 and 1996
    periods, respectively)                    $  114,738   $  144,129
  Convenience store                               78,746       84,482
  Other income, net                                7,118        3,858
                                              ----------   ----------
                                                 200,602      232,469
                                              ----------   ----------
  Cost and Expenses:
    Cost of sales:
      Motor fuels                                103,112      128,375
      Convenience store                           54,530       58,980
    Operating expenses                            27,795       30,115
    Selling, general and administrative expenses   5,458        6,429
    Depreciation and amortization                  3,446        3,870
    Interest expense                               2,339        2,100
                                              ----------   ----------
                                                 196,680      229,869
                                              ----------   ----------
  Income before income taxes                       3,922        2,600
  Income tax expense (benefit)                       690          (60)
  Provision in lieu of taxes                         933          970
                                              ----------   ----------
    Net income                                     2,299        1,690
  Preferred Stock dividends and accretion           (574)        (228)
                                              ----------   ----------
  Net income attributable to common stock     $    1,725   $    1,462
                                              ==========   ==========
  Primary income per common and common
    equivalent share                          $      .02   $      .02
                                              ==========   ==========
  Fully diluted income per common
    and common equivalent share               $      .02   $      .02
                                              ==========   ==========
  Weighted average common and common
    equivalent shares outstanding:
      Primary                                 72,951,517   78,845,636
                                              ==========   ==========
      Fully diluted                           72,951,517   79,659,364
                                              ==========   ==========

     The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                        E-Z SERVE CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
                (In thousands except for share amounts)

                                                 Six-months Ended
                                             ------------------------
                                               June 29,     June 30,
                                                 1997         1996
                                             -----------  -----------
Revenues:
--------
  Motor fuels (Includes excise taxes of
    approximately $68,894 and $77,902
    for the six-month 1997 and 1996
    periods, respectively)                   $ 238,784     $ 262,794
  Convenience store                            152,358       157,283
  Other income, net                             11,220         7,152
                                             ----------   ----------
                                               402,362       427,229
                                             ----------   ----------
  Cost and Expenses:
    Cost of sales:
      Motor fuels                              215,748       235,711
      Convenience store                        105,924       110,343
    Operating expenses                          55,828        58,509
    Selling, general & administrative expenses  11,197        12,549
    Depreciation and amortization                6,787         7,255
    Interest expense                             4,708         4,215
                                             ----------   ----------
                                               400,192       428,582
                                             ----------   ----------
  Income (loss) before income taxes              2,170        (1,353)
  Income tax expense (benefit)                      77          (187)
  Provision (benefit) in lieu of taxes             933          (287)
                                             ----------   ----------
    Net income (loss)                            1,160          (879)
  Preferred Stock dividends and accretion         (968)         (455)
                                             ----------   ----------
  Net income (loss) attributable to common
    stock                                    $     192    $   (1,334)
                                             ==========   ==========
  Primary income (loss) per common and
    common equivalent share                  $      --    $     (.02)
                                             ==========   ==========
  Fully diluted income (loss) per common
    and common equivalent share              $      --    $     (.02)
                                             ==========   ==========
  Weighted average common and common
    equivalent shares outstanding:
      Primary                                73,693,425   78,551,148
                                             ==========   ==========
      Fully diluted                          73,693,425   79,038,899
                                             ==========   ==========

     The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                      E-Z SERVE CORPORATION
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (Unaudited)
                          (In thousands)


                                           Additional Retained
                       Preferred  Common     Paid-In  Earnings
                         Stock    Stock      Capital  (Deficit)   Total
                       --------- --------  ---------- --------- ---------
Balance,
  December 31, 1995     $     1  $   679    $56,340   $ 13,140  $ 70,160

  Net loss                   --       --         --    (15,075)  (15,075)
  Exercise of stock
    options                  --        1         57         --        58
  Exercise of stock
    warrants                 --       11        (13)        --        (2)
  Deferred compensation-
    stock options            --       --        143         --       143
                        -------  -------    -------    -------   -------
Balance,
  December 29, 1996     $     1  $   691    $56,527    $(1,935)  $55,284

  Net income                 --       --         --      1,160     1,160
  Exercise of
    stock options            --        2         79         --        81
  Deferred compensation-
    stock options            --       --         33         --        33
  Stock option compensation  --       --        870         --       870
  Retirement of Series
    C Preferred Stock        (1)      --     (7,566)        --    (7,567)
  Dividends - Series C
    Preferred Stock          --       --       (792)        --      (792)
  Common Stock Purchase
    Warrants                 --       --        872         --       872
  Dividends - Series H
    Preferred Stock          --       --       (769)        --      (769)
  Accretion of Preferred
    Stock                    --       --       (199)        --      (199)
Provision in lieu of taxes   --       --        933         --       933
                        -------  -------    -------    -------   -------

Balance,
  June 29, 1997         $    --  $   693    $49,988    $  (775)  $49,906
                        =======  =======    =======    =======   =======
















     The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                          E-Z SERVE CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                             (In thousands)


                                                    Six-Months Ended
                                                 ----------------------
                                                  June 29,    June 30,
                                                    1997        1996
                                                 ---------   ----------
Cash flows from operating activities:
  Net income (loss)                              $  1,160    $   (879)
  Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
    Depreciation and amortization -
      Fixed Assets                                  6,787       7,255
    Amortization - Deferred Financing Costs           754         286
    Gain on sale of assets                         (4,975)       (129)
    Provision for doubtful accounts                    24          --
    Payments for environmental remediation           (789)     (1,123)
    Payments for removal of underground
      storage tanks                                   (79)       (209)
    Provision (benefit) in lieu of taxes              933        (287)
    Stock option expense                               33          72
  Changes in assets and liabilities:
    (Increase) decrease in accounts and
      notes receivable                                528         (95)
    (Increase) decrease in inventory                2,924      (1,711)
    Decrease in prepaid expenses and other            150         318
    (Increase) decrease in accounts payable
      and accruals                                 (2,699)        147
  Other - net                                       1,764       1,277
                                                 --------    --------
      Net cash provided by operating activities     6,515       4,922
                                                 --------    --------

  Cash flows from investing activities:
    Proceeds from sale of assets                   12,580         390
    Capital expenditures and other
      asset additions                              (1,850)     (7,904)
                                                 --------    --------
      Net cash provided by (used in)
        investing activities                       10,730      (7,514)
                                                 --------    --------












     The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                           E-Z SERVE CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                                 (Unaudited)
                               (In thousands)

                                                   Six-months Ended
                                                -----------------------
                                                  June 29,    June 30,
                                                    1997        1996
                                                -----------  ----------
Cash flows from financing activities:
  Net borrowings under revolving line
    of credit                                    $ (3,800)   $  1,700
  Repayment of long-term debt                     (15,547)     (2,148)
  Issuance of common stock                             81          10
  Issuance of Preferred H stock, net               13,440          --
  Retirement of Preferred C stock                  (7,567)         --
  Dividends on Preferred C stock                     (792)         --
  Proceeds from long-term debt                         10          --
  Payments for deferred financing costs              (720)         --
                                                 --------    --------

    Net cash used in financing activities         (14,895)       (438)
                                                 --------    --------

Net increase (decrease) in cash and
  cash equivalents                                  2,350      (3,030)
Cash and cash equivalents at beginning
  of period                                         6,333      15,759
                                                 --------    --------

Cash and cash equivalents at end of period       $  8,683    $ 12,729
                                                 ========    ========

Non-cash effect of:
  Series H Preferred Stock dividends             $    769    $     --
                                                 --------    --------

Supplemental cash flow information:
  Net cash paid during the period for:
    Interest                                     $  4,954    $  5,365
    Income taxes                                      250          --












     The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                           E-Z SERVE CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                          (Dollars in Thousands)


NOTE (1) BASIS OF PRESENTATION
------------------------------

The consolidated financial statements presented herein include the accounts of E-Z Serve Corporation and its wholly-owned operating subsidiaries, E-Z Serve Convenience Stores, Inc. ("EZCON"), and
E-Z Serve Petroleum Marketing Company ("EZPET") until its sale on April 22, 1997. Unless the context indicates to the contrary, the term of "Company" as used herein should be understood to include subsidiaries of E-Z Serve Corporation and predecessor corporations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for preparing Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 29, 1997 are not necessarily indicative of the results that may be expected for the year ended December 28, 1997. It is suggested that these condensed consolidated financial statements are read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 1996.

Certain items in the 1996 consolidated financial statements have been reclassified to conform with the presentations in the June 29, 1997 consolidated financial statements.


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

The carrying value of the Redeemable Preferred Stock was initially recorded at the issue price (net of issuance costs and the value of the associated warrants) and is being increased by monthly accretions to retained earnings, or paid-in capital in the absence of retained earnings, of the difference between the issuance price and the redemption value.

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

As part of the quasi-reorganization, the deficit in retained earnings was eliminated against additional paid-in capital. Retained earnings after the quasi-reorganization are dated to reflect only the results of operations subsequent to March 28, 1993. Any tax benefits of operating loss and tax credit carryforward items, which arose prior to the quasi-reorganization, will be reported as a direct credit to paid-in capital.

                           E-Z SERVE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               (Unaudited)
                          (Dollars in Thousands)


NOTE (4) LONG-TERM OBLIGATIONS AND CREDIT ARRANGEMENTS
------------------------------------------------------

  Long-term obligations consist of the following:

                                                June 29,   December 29,
                                                  1997        1996
                                               ---------   ------------
  Revolving lines of credit payable to banks   $ 1,400       $ 5,200
  Term notes payable to banks                   58,533        73,989
    Current portion                            (13,533)      (14,450)
                                               -------       -------
                                                46,400        64,739
                                               -------       -------

  Note payable to major stockholder                 25            25
    Current portion                                (25)          (25)
                                               -------       -------
                                                    --            --
                                               -------       -------

  Capital lease obligations                      1,523         1,624
    Current portion                               (301)         (286)
                                               -------       -------
                                                 1,222         1,338
                                               -------       -------

  Long-term obligation - other                     278           318
    Current portion                                (81)          (80)
                                               -------       -------
                                                   197           238
                                               -------       -------

      Total long-term obligations              $47,819       $66,315
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

In order to facilitate these reductions, the Company is divesting certain assets that do not fit its strategic plan or are outside of its primary market area. The net book value of these assets has been classified as current on the Balance Sheet. In April 1997, net proceeds of $479 from certain transactions related to the sale of EZPET were applied against the outstanding Term Loan balance. Additionally, in May 1997, the Company sold 20 locations in the Nashville area. Net proceeds of approximately $11,334 were applied to the Term Loan. As discussed above, 50% of the proceeds from these sales were applied to reduce the scheduled principal payments due on July 24, 1997 to $2,410 and on January 24, 1998 to $2,890. On July
24, 1997 the $2,410 scheduled principal payment was made from the Company's operating funds, thereby reducing the outstanding Term Loan balance to $56,123 and allowing the Company to be in compliance with the debt level reductions described above until December 31, 1997.
On May 22, 1997 the Company entered into an agreement with a broker to sell 134 properties, located primarily in Texas, through a sealed bid auction process. The bid date is set for August 12, 1997. The Company also plans to divest 37 locations in the Central Florida area. A previously announced agreement on this sale has been terminated and the Company is actively pursuing other potential buyers. Management believes, but can provide no assurance, that these transactions will close, thereby permitting the Company to fully comply with the debt level reductions required by the C & G Agreement - Amendment No. 2. Additionally, management is considering various alternatives in the

                          E-Z SERVE CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               (Unaudited)
                          (Dollars in Thousands)


market for refinancing the debt before the October 1, 1998 maturity date.

The Revolver can be used for working capital purposes and for issuance of a maximum of $15,000 of letters of credit. The Revolver has a "clean-down" provision whereby, under the C & G Agreement -- Amendment No. 2, during a five consecutive calendar day period of each calendar month, the aggregate outstanding borrowings cannot exceed certain defined levels. At June 29, 1997, there were $1,400 of outstanding borrowings under the Revolver and there were $8,034 of outstanding letters of credit issued primarily for workers compensation claims. The Term Loan and Revolver are secured by the Company's pledge of all of its capital stock. Further, the C & G Agreement -- Amendment No. 2 grants the Lenders, among other things, a security interest in substantially all of the Company's real property, buildings and improvements, fixtures, equipment, inventories, and receivables. Provisions of the C & G Agreement -- Amendment No. 2 require the Company to remain within the limits of certain defined financial covenants, and impose various restrictions on distributions, business transactions, contractual obligations, capital expenditures, and lease obligations.


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

By December 22, 1998, all USTs must be corrosion protected and overfill/spill protected. Additionally, by December 1993, all USTs had to have a method of leak detection installed. As of June 29, 1997, the Company was in complete compliance with leak detection standards and approximately 70% completed with the corrosion and overfill/spill requirements. The Company estimates that it will make additional capital expenditures of $1,893 and $1,894 in 1997 and 1998 respectively, to be in full compliance with the regulations by the 1998 deadline.

Additionally, the Company estimates that the total future cost of performing remediation on contaminated sites will be approximately $24,289, of which approximately $22,394 is expected to be reimbursed by state trust funds. Also, the Company anticipates incurring approximately $560 for the costs of removing USTs at abandoned locations.

                           E-Z SERVE CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                          (Dollars in Thousands)


During 1995, the Company entered into an agreement with an environmental consulting firm whereby the consulting firm assumes responsibility for the clean up of contaminated sites at approximately 80% of the Company's locations. Under this agreement ("Direct Bill Agreement"), the consulting firm remediates the sites at its cost and files for reimbursement from the state. On April 22, 1997, the Company entered into a new agreement with Environmental Corporation of America ("ECA") whereby ECA replaced the previous environmental consulting firm at all existing contaminated sites with the exception of approximately 25 sites in Florida. Under this new agreement, ECA remediates the sites at its cost and files for reimbursement from the applicable state. The Company incurs no cash costs for these sites, other than the cost of the deductible and the cost to remediate any locations deemed non-qualified for reimbursement by the state. The agreement imposes no liability on the Company in the event that payments from the state trust funds are delayed or denied.

With the Direct Bill Agreement, assuming full reimbursement by the states to the consulting firm, the future cash cost to the Company for remediating contaminated sites drops to approximately $1,900. At June 29, 1997, for work largely completed prior to the Direct Bill Agreement, the Company had completed the necessary remediation and has reimbursement claims totaling approximately $451 with the various states in which it operates.

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


NOTE (6)  REDEEMABLE PREFERRED STOCK
------------------------------------

On January 27, 1997 the Company sold 140,000 shares of its newly issued Series H Preferred Stock, ("Series H Preferred Stock") to the same major stockholder that held substantially all of the Company's $6.00 Convertible Preferred Stock, Series C ("Series C Preferred Stock"). The Series H Preferred Stock is entitled to receive semi-annual dividends at the rate of 13% per annum paid in additional shares of Series H Preferred Stock payable on January 20 and July 20 of each year beginning July 20, 1997. In an event of default, as defined, the dividend rate increases to 23% and the holders can elect one director to a separate class of directors who shall have a majority of the votes on the Board of Directors. The Series H Preferred Stock has no voting rights, but ranks senior to any capital stock or other equity securities of the Company. It can be redeemed

                           E-Z SERVE CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                          (Dollars in Thousands)


by the Company at any time, but is mandatorily redeemable upon the earlier of (a) the third anniversary of the date of issuance, (b) the occurrence of a change of ownership, as defined, or (c) the occurrence of a fundamental change, as defined. Warrants representing the purchase of 960,000 shares of the Company's common stock at a nominal exercise price were also issued as part of this transaction. Additional warrants are issuable on each anniversary that the Series H Preferred Stock remains outstanding. The Series H Preferred Stock has a liquidation value of $14,000, and was recorded at a net amount of $12,568 after deducting issuance fees of $560 and the value of the 960,000 warrants of $872. The excess of the liquidation value over the carrying value is being accreted monthly over the three-year mandatory redemption period. Net proceeds of $13,440 from the sale of the Series H Preferred Stock were used by the Company in the following manner: $8,359 to redeem all of the 75,656 outstanding shares, plus all accrued but unpaid dividends, of the Company's Series C Preferred Stock; and $5,081 for general corporate purposes, including paying down a portion of amounts outstanding under the Revolver.

                         E-Z SERVE CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.
         ------------------------------------

The following is Management's discussion and analysis of certain significant factors, which have affected the Company's results of operations, and balance sheet during the period included in the accompanying consolidated financial statements. Operating data is presented below:

                              Results of Operations
                         -----------------------------
    (In thousands except store counts, per gallon prices and margins)

                                    Three-months Ended     Six-month Ended
                                   --------------------  -------------------
                                     June 29,   June 30,   June 29,  June 30,
                                       1997       1996       1997      1996
                                    ---------  ---------  ---------  --------
CONVENIENCE STORE OPERATIONS (1)
--------------------------------
Merchandise:
 Average number of merchandise stores
  during the period                       676        722        679       730
 Merchandise sales                   $ 78,746   $ 84,482   $152,358  $157,283
 Merchandise sales per location
  per month                          $   38.8   $   39.0   $   37.4  $   35.9
 Gross profit                        $ 24,216   $ 25,502   $ 46,434  $ 46,940
 Gross profit per location per month $   11.9   $   11.8   $   11.4  $   10.7
 Gross profit percentage                30.75%     30.19%     30.48%    29.84%

Motor Fuels:
 Average number of motor fuel stores
  during the period                       642        679        646       686
 Gallons sold                          95,205    102,771    185,602   196,724
 Gallons sold per location per month     49.5       50.5       47.9      47.8
 Revenues                            $109,774   $123,971   $218,194  $225,333
 Price per gallon                    $   1.15   $   1.21   $   1.18  $   1.15
 Gross profit                        $ 11,111   $ 13,741   $ 21,070  $ 23,391
 Gross profit per location per month $    5.8   $    6.7   $    5.4  $    5.7
 Gross profit per gallon             $ 0.1167   $ 0.1337   $ 0.1135  $ 0.1189

MARKETER OPERATIONS (2)
-----------------------
 Average number of operating locations
  during the period                       174        192        174       196
 Gallons sold                           4,129     16,339     16,901    31,999
 Gallons sold per location per month     23.7       28.4       24.3      27.2
 Revenues                            $  4,964   $ 20,158   $ 20,590  $ 37,461
 Price per gallon                    $   1.20   $   1.23   $   1.22  $   1.17
 Gross profit (3)                    $    515   $  2,013   $  1,966  $  3,962
 Gross profit per location per month $    3.0   $    3.5   $    2.8  $    3.1
 Gross profit per gallon             $ 0.1247   $ 0.1232   $ 0.1163  $ 0.1154

(1) At June 29, 1997, there were 665 Company operated convenience stores (631 of which sold motor fuels) and 7 franchised convenience stores.

(2)  Represents non-company operated motor fuel retail outlets
 ("Marketers"). The three-month and six-month 1997 amounts include one and four months of data, respectively, due to the April 1997 sale of EZPET. At
 June 29, 1997 there were no remaining Marketer locations.

(3) Gross profit is shown before deducting compensation paid to operators of locations not operated by the Company of $244,000 and $995,000 for the three-months ended June 29, 1997 and June 30, 1996, respectively and $861,000 and $1,861,000 for the six-months ended June 29, 1997 and June 30, 1996, respectively.

Overview
--------

The Company reported net income of $2,299,000 and $1,690,000 for the three-month periods ended June 29, 1997 and June 30, 1996, respectively. Net income of $1,160,000 and a net loss of $879,000 was reported for the six-months ended June 29, 1997 and June 30, 1996, respectively. The second quarter of 1997 included non-recurring income of $2,902,000 (net of tax) related to the sale of 20 locations in the Nashville area, and the second quarter of 1996 included non-recurring income of $392,000 (net of tax) related to a legal decision in the Company's favor. The first quarter of 1997 also included a non-recurring gain of $397,000 (net of tax) related to an insurance settlement in the Company's favor. Without these gains, the Company would have reported net losses of $603,000 and $2,139,000 for the second quarter and six months of 1997, respectively, and net income of $1,298,000 for the second quarter of 1996 and a net loss of $1,271,000 for the six months of 1996.

Operating Gross Profit
----------------------

Convenience store ("C-Store") merchandise sales decreased 6.8% and 3.1% in the three and six-month periods ended June 30, 1997, respectively, as compared to the same periods of 1996. This decline reflects the Company's ongoing divestiture program. Merchandise sales per location for the three-months ended June 29, 1997 decreased 0.4% as compared to the same period in 1996; and increased 4.2% in the six-months ended June 29, 1997 as compared to the same period in 1996. For the first six-months of 1997, merchandise revenue comprised 37.9% of the Company's total revenue as compared to 36.8% for the first six-months of 1996.

The average merchandise gross profit margin of 30.75% and 30.48% for the three and six-month periods ended June 29, 1997, respectively, increased from the 30.19% and 29.84% reported for the same periods of 1996, respectively. These increases reflect product remerchandising and reduced shrinkage. Merchandise sales at comparable stores decreased 1.6% in the quarter ended June 29, 1997 and increased 1.9% in the six-months ended June 29, 1997 as compared to the same 1996 periods.

Average C-Store gross profit per gallon decreased 1.70 cents to 11.67 cents per gallon in the second quarter of 1997 as compared to the second quarter of 1996, and decreased .54 cents per gallon in the first half of 1997 as compared to the first half of 1996. Sales volumes at comparable locations declined 3.1% and 2.1% in the three and six-month periods of 1997, respectively, as compared to the same periods of 1996.

Other Income
------------

Other income (which includes money order sales income, gross profit from the sale of lottery tickets, telephone commissions, rental income, interest income, franchise fee income, and other) increased 84.5% and 56.8% in the three and six-months ended June 29, 1997, respectively, as compared to the same periods of 1996. Other income for the first quarter of 1997 included $610,000, of non-recurring insurance settlements in the Company's favor and a second quarter gain of $4,465,000 from the divestiture of the Company's convenience store locations in Nashville, Tennessee. The second quarter of 1996 included non-recurring income of $603,000 relating to a legal settlement in the

Company's favor. Exclusive of these non-recurring items, the decline in other income in the second quarter and six months of 1997 from the comparable 1996 periods would have been 18.5% and 6.2%, respectively, and was primarily due to the decline in number of operating locations in 1997.

Expenses
--------

Total operating expenses decreased by 7.7% and 4.6% for the three and six-months ended June 29, 1997, respectively, as compared to the same periods of 1996 which was due largely to the decrease in the number of operating locations. Operating expenses as a percentage of total revenues, were 13.9% for both the second quarter and the first six-months of 1997 as compared to 13.0% and 13.7%, respectively, for the same periods in 1996. SG&A expenses, as a percent of total revenue, decreased to 2.7% in the first quarter 1997 from 2.8% in the first quarter 1996 and decreased to 2.8% in the first six-months of 1997 from 2.9% in the same period of 1996. These decreases are primarily due to the Company's ongoing cost control program.

Depreciation and amortization expense decreased 11.0% and 6.5% in the three and six-months ended June 29, 1997, respectively, as compared to the same periods in 1996 due to the lower number of operating locations.

Interest expense increased $239,000 and $493,000 for the three and six-month periods ended June 29, 1997 as compared to the same periods in 1996 due to increased amortization of debt financing costs caused by the shorter tenor of the Company's bank debt.

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

Liquidity and Capital Resources
-------------------------------

The following table sets forth key balance sheet amounts and corresponding ratios for periods included in the accompanying consolidated financial statements:

                                            June 29,   December 29,
                                              1997         1996
                                          -----------  ------------
Current assets                            $72,464,000  $64,887,000
Current liabilities                       $68,298,000  $79,686,000
Current ratio                                  1.06:1       0.81:1
Long-term debt (including related
  parties, capital leases and other)      $47,819,000  $66,315,000
Stockholders' equity                      $49,906,000  $55,284,000
Long-term debt to equity ratio                 0.96:1       1.20:1
Common shares outstanding                  69,320,530   69,119,530

Liquidity
---------

Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. Receivables relate to credit card sales, lottery and lotto redemptions, manufacturer rebates, and other receivables. In addition, the Company finances its inventory requirements primarily through normal trade credit terms. This condition allows the Company to operate with a low level of cash and working capital. The Company had working capital of $4,166,000 at June 29, 1997 as compared to a working capital deficit of $14,799,000 at year end 1996. The change is due to the reclassification to current assets of approximately
$13,000,000 of the carrying value of certain non-core locations that the Company plans to sell in 1997 in order to satisfy the debt level reductions required by the C & G Agreement -- Amendment No. 2. As of
June 29,1997, the Company had $10,216,000 available on its revolving line of credit.

During the first six-months of 1997, the Company received the following major non-recurring cash proceeds: sale of the Nashville locations and other fixed assets of $12,580,000 and proceeds from insurance settlements of $610,000.

Major non-recurring expenditures included: $544,000 for capital and environmental equipment; $789,000 for environmental remediation; and $165,000 for removal of underground storage tanks.

Approximately 59% of the Company's revenues are derived from motor fuel sales and, because the Company acquires 100% of its product on a virtual spot basis, gross margins are subject to sudden changes whenever a disproportionate movement between purchase costs and retail selling prices occurs. Frequently these movements are not in line with each other which leads to unusually wide or narrow margins.
In addition, attempts by major oil companies and others, including the Company, to gain market share have placed added pressure on margin and volume. Without stability in the marketplace, the Company may temporarily experience operating results that are unprofitable before considering depreciation and debt service.

The Company believes that cash flow from operations and available working capital will provide the Company with sufficient liquidity to conduct its business in an ordinary manner. However, the occurrence of unanticipated events or a prolonged motor fuel margin squeeze could cause cash shortfalls to exist and require the Company to borrow on its revolving line of credit to a greater extent than currently anticipated, to seek additional debt financing or to seek additional equity capital which may or may not be available. In addition, in accordance with the terms of the C & G Agreement --
Amendment No. 2 (see Capital Resources), the Company has the option to apply a portion of the proceeds received from sales of assets to the January 1998 scheduled principal payment.

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

In order to facilitate these reductions, the Company is divesting certain assets that do not fit its strategic plan or are outside of its primary market area. The net book value of these assets has been classified as a current asset. In April 1997, net proceeds of $479,000 from certain transactions related to the sale of EZPET were applied against the outstanding Term Loan balance. Additionally, in May 1997, the Company sold 20 locations in the Nashville area. Net proceeds of approximately $11,334,000 were applied to the Term Loan.
As discussed above, 50% of the proceeds from these sales were applied to reduce the scheduled principal payments due on July 24, 1997 to $2,410,000 and on January 24, 1998 to $2,890,000. On July 24, 1997
the $2,410,000 scheduled principal payment was made from the Company's operating funds, thereby reducing the outstanding Term Loan balance to $56,123,000 and allowing the Company to be in compliance with the debt level reductions described above until December 31, 1997. On May 22, 1997 the Company entered into an agreement with a broker to sell 134 properties, located primarily in Texas, through a sealed bid auction process.  The bid date is set for August 12, 1997.  The
Company also plans to divest 37 locations in the Central Florida area. A previously announced agreement on this sale has been terminated and the Company is actively pursuing other potential buyers. Management believes, but can provide no assurance, that these transactions will close, thereby permitting the Company to fully comply with the debt level reductions required by the C & G
Agreement - Amendment No. 2. Additionally, management is considering various options in the market for refinancing the debt before the October 1, 1998 maturity date.

The Revolver can be used for working capital purposes and for issuance of a maximum of $15,000,000 of letters of credit. The
Revolver has a "clean-down" provision whereby, under the C & G
Agreement -- Amendment No. 2, during a five consecutive calendar day period of each calendar month, the aggregate outstanding borrowings cannot exceed certain defined levels. At June 29, 1997, there were $1,400,000 of outstanding borrowings under the Revolver and there were $8,034,000 of outstanding letters of credit issued primarily for workers compensation claims. The Term Loan and Revolver are secured by the Company's pledge of all of its capital stock. Further, the C
& G Agreement -- Amendment No. 2 grants the Lenders, among other things, a security interest in substantially all of the Company's real property, buildings and improvements, fixtures, equipment, inventories, and receivables. Provisions of the C & G Agreement --
Amendment No. 2 require the Company to remain within the limits of certain defined financial covenants, and impose various restrictions on distributions, business transactions, contractual obligations, capital expenditures, and lease obligations.

On January 27, 1997 the Company sold 140,000 shares of its newly issued Series H Preferred Stock, ("Series H Preferred Stock") to the
same major stockholder that held substantially all of the Company's
Series C Preferred Stock.  The Series H Preferred Stock is entitled to receive semi-annual dividends at the rate of 13% per annum paid in additional shares of Series H Preferred Stock.  In an event of default, as defined, the dividend rate increases to 23% and the holders can elect one director to a separate class of directors who shall have a majority of the votes on the Board of Directors.  The
Series H Preferred Stock has no voting rights, but ranks senior to any capital stock or other equity securities of the Company.  It can be redeemed by the Company at any time, but is mandatorily redeemable upon the earlier of (a) the third anniversary of the date of issuance, (b) the occurrence of a change of ownership, as defined, or
(c) the occurrence of a fundamental change, as defined.  Warrants representing the purchase of 960,000 shares of the Company's common stock at a nominal exercise price were also issued as part of this transaction.  Additional warrants are issuable on each anniversary that the Series H Preferred Stock remains outstanding. The Series H
Preferred Stock has a liquidation value of $14,000,000, and was recorded at a net amount of $12,568,000 after deducting issuance fees of $560,000 and the value of the 960,000 warrants of $872,000.  The excess of the liquidation value over the carrying value is being accreted monthly over the three-year mandatory redemption period.
Net proceeds of $13,440,000 from the sale of the Series H Preferred
Stock were used by the Company in the following manner:  $8,359,000 to redeem all of the 75,656 outstanding shares, plus all accrued but unpaid dividends, of the Company's $6.00 Convertible Preferred Stock,
Series C; and $5,081,000 for general corporate purposes, including paying down a portion of amounts outstanding under the Revolver. Due to capital constraints brought about largely by operating losses and by the environmental expenditure requirements discussed below, the Company was unable to properly upgrade its facilities prior to 1994.
However, as a result of improved operating results, the Company made discretionary capital expenditures of $23,300,000 between 1994 and 1996. However, according to the terms of the Amended C & G
Agreement, if projected levels of profitability are not maintained, the Company's capital expenditures can be constrained. In this regard, based on reduced cash flow, discretionary capital expenditures were essentially halted in mid-year 1996 and remain constrained. Although this curtailment will significantly reduce the intended level of higher return discretionary expenditures in 1997, the Company believes that it will be able to generate sufficient cash flow to meet its obligations. However, the Company must seek alternate sources of capital if it is to remain competitive in the marketplace in the future.

The Company's business strategy is to grow through acquisitions.  The
Company's ability to expand further is dependent upon several factors, including adequacy of acquisition opportunities and sufficient capital resources. The Company believes that possible acquisition candidates will continue to exist as the industry continues to consolidate to reduce costs, and as small independent operators have difficulty meeting environmental deadlines. While cash flow and capital availability are currently sufficient to fund operations, it will be necessary for the Company to fund any identified acquisitions with new capital, which may not be available on terms acceptable to the Company.

Current federal law mandates that, by December 22, 1998, all USTs must be corrosion protected, overfill/spill protected, and have a method of leak detection installed. Each UST is governed by different sections of the regulations, which allow for implementation of these requirements during varying periods of up to ten years based on type and age of the individual UST. All existing USTs must be upgraded to provide corrosion and overfill/spill protection by December 22, 1998; additionally, all USTs had to meet leak detection standards by December 22, 1993. As of June 29, 1997, the Company was in complete compliance with leak detection standards and approximately 70% completed with the corrosion and overfill/spill requirements. The Company estimates that additional expenditures of $3,787,000 will be necessary to meet these upgrade standards.

Additionally, the Company estimates that the total future cost of performing remediation on contaminated sites will be approximately
$24,289,000, of which approximately $22,394,000 is expected to be reimbursed by state trust funds. Also, the Company anticipates incurring approximately $560,000 for the cost of removing USTs at abandoned locations.

During 1995, the Company entered into an agreement with an environmental consulting firm whereby the consulting firm assumes responsibility for the cleanup of contaminated sites at approximately
80% of the Company's locations.  Under this agreement ("Direct Bill
Agreement"), the consulting firm remediates the sites at its cost and files for reimbursement from the state. On April 22, 1997, the Company entered into a new agreement with Environmental Corporation of America ("ECA") whereby ECA replaced the previous environmental consulting firm at all existing contaminated sites with the exception of approximately 25 sites in Florida. Under this new agreement, ECA remediates the sites at its cost and files for reimbursement from the applicable state. The Company incurs no cash costs for these sites, other than the cost of the deductible and the cost to remediate any locations deemed non-qualified for reimbursement by the state. The agreement imposes no liability on the Company in the event that payments from the state trust funds are delayed or denied.

With the Direct Bill Agreement, assuming full reimbursement by the states to the consulting firm, the future cash cost to the Company for remediating contaminated sites decreases to approximately
$1,900,000. At June 29, 1997, for work largely completed prior to the Direct Bill Agreement, the Company had completed the necessary remediation and has reimbursement claims totaling approximately
$451,000 with the various states in which it operates.

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

Disclosure Regarding Forward looking Statements
-----------------------------------------------

Item 2 of this document includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company can give no assurance that these expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations include general economic, business and market conditions, the volatility of the price of oil, competition, development and operating costs, and the factors that are disclosed in conjunction with the forward looking statements included herein and in the Company's most recent Annual Report on

Form 10-K filed with the Securities and Exchange Commission
("Cautionary Disclosures"). Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

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



































PART II - OTHER
---------------

Item 1.  Legal Proceedings
--------------------------

The Company and its subsidiaries are involved in various lawsuits incidental to its business. The Company's internal legal counsel monitors all such claims and the Company has accrued for those, which it believes, are probable of payment. In management's opinion, an adverse determination against the Company or any of its subsidiaries relating to these suits would not have a material adverse effect on the Company and its subsidiaries, taken as a whole. In the case of administrative proceedings related to environmental matters involving governmental authorities, management does not believe that any imposition of monetary sanctions would exceed $100,000.


Item 2.  Changes in Securities
------------------------------

None.


Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

On June 27, 1997, the Annual Meeting of Stockholders was held. The stockholders approved the following items with the following voting tabulations:

1) Elected the six nominees for director to hold office until the next annual election of directors or until their respective successors shall have been duly elected and shall have qualified.

        Nominee                Votes For         Votes Against
     --------------------     -----------        -------------
     Donald D. Beane           66,736,225           391,558
     Neil McLaurin             66,736,335           391,448
     John M. Sallay            66,745,125           382,658
     John R. Schoemer          66,753,925           373,858
     Larry J. Taylor           66,750,035           377,748
     Paul Thompson, III        66,748,835           378,948


2) Approved the amendment of the Company's 1991 Stock Option Plan to increase the number of shares of common stock subject thereto from 2,500,000 to 3,500,000.

       For            Against          Abstain
    ----------       ---------        ---------
    66,417,395        692,099          18,289


3)  Approved the amendment of the Company's 1994 Stock Option Plan
    (i) to increase the number of shares of common stock subject thereto from 6,750,000 to 8,000,000 and (ii) to avoid certain detrimental tax consequences to the option holders that could occur if certain vesting events occur.

        For           Against          Abstain
    ----------       ---------        ---------
    66,570,438        537,956          19,389


4)  Ratified and approved the Board of Directors appointment of KPMG
    Peat Marwick LLP as independent auditors of the Company.

        For           Against          Abstain
    ----------       ---------        ---------
    67,021,735        63,913           42,135


Item 6.  Exhibits and Reports on form 8-K
-----------------------------------------

(a)  Exhibits:

(b) The Company did not file any reports on Form 8-K during the three-months ended June 29, 1997.



































                           E-Z SERVE CORPORATION



                               SIGNATURES
                             --------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   E-Z SERVE CORPORATION
                                   ---------------------
                                       (Registrant)







DATE: August 12, 1997                  /s/JOHN T. MILLER
      ---------------                  ------------------------
                                          John T. Miller
                                          Senior Vice President
                                          Chief Financial Officer


