Form 10-Q
period 1997-09-28
E Z SERVE CORPORATION
filed 1997-11-12
CIK 868575

========================================================================

                            UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549


                        ----------------------
                             FORM 10-Q
                        ----------------------


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 28,1997

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


                             713/684-4300
      (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                               --    --


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     ----------------------------

            Common Stock $.01 par value:  69,351,530
         (Number of shares outstanding as of October 31, 1997)




========================================================================
                  E-Z SERVE CORPORATION AND SUBSIDIARIES
                               FORM 10-Q
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997

                           TABLE OF CONTENTS

Item
Number                                                           Page

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets
         September 28, 1997 and December 29, 1996                 1-2

         Consolidated Statements of Operations for the
         Three-months ended September 28, 1997 and
         September 29, 1996                                        3

         Consolidated Statements of Operations for the
         Nine-months ended September 28, 1997 and
         September 29, 1996                                        4

         Consolidated Statements of Stockholders' Equity for
         the Year ended December 29, 1996 and Nine-months
         ended September 28, 1997                                  5

         Consolidated Statements of Cash Flows for the
         Nine-months ended September 28, 1997 and
         September 29, 1996                                       6-7

         Notes to Consolidated Financial Statements                8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      15


                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                        24

Item 2.  Changes in Securities                                    24

Item 3.  Defaults Upon Senior Securities                          24

Item 4.  Submission of Matters to a Vote of Security Holders      24

Item 6.  Exhibits and Reports on Form 8-K                         24


SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                  E-Z SERVE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)
                            (In thousands)

                                          September 28,    December 29,
                                              1997            1996
                                          -------------    ------------

ASSETS
------
Current Assets:
  Cash and cash equivalents                  $  8,982      $  6,333
  Receivables, net of allowance for
    doubtful accounts                           6,905         8,764
  Inventory                                    33,514        40,070
  Environmental receivables                     4,881         7,246
  Assets held for resale                       13,007            --
  Prepaid expenses and other current assets     4,437         2,474
                                             --------      --------

      Total Current Assets                     71,726        64,887

  Property and equipment, net of accumulated
    depreciation                              109,445       137,298
  Environmental receivables                    17,294        34,305
  Other assets                                  1,135         3,915
                                             --------      --------

                                             $199,600      $240,405
                                             ========      ========



















 The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

              E-Z SERVE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (Continued)
                             (Unaudited)
                            (In thousands)

                                           September 28,    December 29,
                                               1997            1996
                                           ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Trade payables                             $ 28,487       $ 29,563
  Accrued liabilities and other                22,199         26,265
  Current portion of environmental liability    4,219          9,017
  Current portion of long-term obligations     17,879         14,841
                                             --------       --------
      Total Current Liabilities                72,784         79,686
                                             --------       --------

Long-Term Obligations:
  Payable to banks, net of current portion     39,220         64,739
  Obligations under capital leases              1,030          1,338
  Other, net of current portion                   175            238
Environmental liability                        19,673         32,571
Other liabilities                               5,240          6,549
Commitments and contingencies                      --             --
                                             --------       --------
      Total Long-Term Liabilities              65,338        105,435
                                             --------       --------
Redeemable Preferred Stock                     13,796             --
                                             --------       --------

Stockholders' Equity:
  Preferred stock, $.01 par value; authorized
    3,000,000 shares; -0- and 75,656 shares
    Series C issued and outstanding at
    September 28, 1997 and December 29, 1996,
    respectively                                   --              1
  Common stock, $.01 par value; authorized
    100,000,000 shares;  69,321,530 and
    69,119,530 shares issued and outstanding
    at September 28, 1997 and December 29, 1996,
    respectively                                  693            691
  Additional paid-in capital                   48,809         56,527
  Accumulated deficit subsequent to
    March 28, 1993, date of quasi-
    reorganization (total deficit
    eliminated $86,034)                        (1,820)        (1,935)
                                             --------       --------
      Total Stockholders' Equity               47,682         55,284
                                             --------       --------
                                             $199,600       $240,405
                                             ========       ========

      The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                          E-Z SERVE CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                (In thousands except for share amounts)
                                            Three-months Ended
                                       -----------------------------
                                       September 28,   September 29,
                                           1997            1996
                                       -------------   -------------
Revenues:
--------
  Motor fuels (Includes excise taxes
    of approximately $31,900 and
    $40,600 for the three-month 1997
    and 1996 periods, respectively)    $  107,941      $  138,146
  Convenience store                        78,484          83,485
  Other income, net                         2,677           3,662
                                       ----------      ----------
                                          189,102         225,293
                                       ----------      ----------
  Cost and Expenses:
    Cost of sales:
      Motor fuels                          97,607         123,165
      Convenience store                    54,228          59,182
    Operating expenses                     28,248          29,249
    Selling, general and
      administrative expenses               5,310           5,686
    Depreciation and amortization           3,492           3,584
    Interest expense                        2,071           2,130
                                       ----------      ----------
                                          190,956         222,996
                                       ----------      ----------
  Income (loss) before income taxes        (1,854)          2,297
  Income tax benefit                         (246)            (63)
  Provision (benefit) in lieu of taxes       (563)            866
                                       ----------      ----------
    Net income (loss)                      (1,045)          1,494
  Preferred Stock dividends & accretion      (632)           (228)
                                       ----------      ----------
  Net income (loss) attributable to
    common stock                       $   (1,677)     $    1,266
                                       ==========      ==========
  Primary income (loss) per common
    and common equivalent share        $     (.02)     $      .02
                                       ==========      ==========
  Fully diluted income (loss) per
    common and common equivalent share $     (.02)     $      .02
                                       ==========      ==========
  Weighted average common and common
    equivalent shares outstanding:
      Primary                          69,321,189      79,551,398
                                       ==========      ==========
      Fully diluted                    69,321,189      79,551,398
                                       ==========      ==========

     The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                        E-Z SERVE CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
                (In thousands except for share amounts)

                                              Nine-months Ended
                                        -----------------------------
                                        September 28,   September 29,
                                            1997            1996
                                        -------------   -------------
Revenues:
--------
  Motor fuels (Includes excise taxes
    of approximately $100,800 and
    $118,560 for the nine-month 1997
    and 1996 periods, respectively)     $  346,725       $  400,940
  Convenience store                        230,842          240,768
  Other income, net                         13,897           10,814
                                        ----------       ----------
                                           591,464          652,522
                                        ----------       ----------
  Cost and Expenses:
    Cost of sales:
      Motor fuels                          313,355          358,876
      Convenience store                    160,152          169,525
    Operating expenses                      84,076           87,758
    Selling, general & administrative
      expenses                              16,507           18,235
    Depreciation and amortization           10,279           10,839
    Interest expense                         6,779            6,345
                                        ----------       ----------
                                           591,148          651,578
                                        ----------       ----------
  Income before income taxes                   316              944
  Income tax benefit                          (169)            (250)
  Provision in lieu of taxes                   370              579
                                        ----------       ----------
    Net income                                 115              615
  Preferred Stock dividends & accretion     (1,600)            (683)
                                        ----------       ----------
  Net loss attributable to common stock $   (1,485)      $      (68)
                                        ==========       ==========
  Primary loss per common and common
    equivalent share                    $     (.02)      $       --
                                        ==========       ==========
  Fully diluted loss per common and
    common equivalent share             $     (.02)      $       --
                                        ==========       ==========
  Weighted average common and common
    equivalent shares outstanding:
      Primary                           69,266,336       68,540,009
                                        ==========       ==========
      Fully diluted                     69,266,336       68,540,009
                                        ==========       ==========

     The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                      E-Z SERVE CORPORATION
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (Unaudited)
                          (In thousands)


                                           Additional Retained
                       Preferred  Common     Paid-In  Earnings
                         Stock    Stock      Capital  (Deficit)   Total
                       --------- --------  ---------- --------- ---------
Balance,
  December 31, 1995     $     1  $   679    $56,340   $ 13,140  $ 70,160

  Net loss                   --       --         --    (15,075)  (15,075)
  Exercise of stock
    options                  --        1         57         --        58
  Exercise of stock
    warrants                 --       11        (13)        --        (2)
  Deferred compensation-
    stock options            --       --        143         --       143
                        -------  -------    -------    -------   -------
Balance,
  December 29, 1996     $     1  $   691    $56,527    $(1,935)  $55,284

  Net income                 --       --         --        115       115
  Exercise of
    stock options            --        2         79         --        81
  Deferred compensation-
    stock options            --       --         49         --        49
  Stock option compensation  --       --        870         --       870
  Retirement of Series
    C Preferred Stock        (1)      --     (7,566)        --    (7,567)
  Dividends - Series C
    Preferred Stock          --       --       (792)        --      (792)
  Common Stock Purchase
    Warrants                 --       --        872         --       872
  Dividends - Series H
    Preferred Stock          --       --     (1,282)        --    (1,282)
  Accretion of Preferred
    Stock                    --       --       (318)        --      (318)
  Provision in lieu of taxes --       --        370         --       370
                        -------  -------    -------    -------   -------

Balance,
  September 28, 1997    $    --  $   693    $48,809    $(1,820)  $47,682
                        =======  =======    =======    =======   =======
















     The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                          E-Z SERVE CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                             (In thousands)


                                               Nine-Months Ended
                                         ----------------------------
                                         September 28,  September 29,
                                              1997          1996
                                         -------------  -------------
Cash flows from operating activities:
  Net income                             $   115        $   615
  Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
    Depreciation and amortization -
      Fixed Assets                        10,279         10,839
    Amortization - Deferred Financing
      Costs                                1,350            429
    Gain on sale of assets                (4,925)          (254)
    Provision for doubtful accounts           24             --
    Payments for environmental
      remediation                           (976)        (1,601)
    Payments for removal of underground
      storage tanks                          (76)          (356)
    Provision in lieu of taxes               370            579
    Stock option expense                      49            108
  Changes in assets and liabilities:
    (Increase) decrease in accounts and
      notes receivable                       969            (11)
    (Increase) decrease in inventory       3,829           (988)
    (Increase) decrease in prepaid
      expenses & other                    (1,181)           934
    (Increase) in accounts payable
      and accruals                        (1,998)        (7,254)
  Other - net                              3,300             19
                                         -------        -------
      Net cash provided by operating
        activities                        11,129          3,059
                                         -------        -------

  Cash flows from investing activities:
    Proceeds from sale of assets          12,693            776
    Capital expenditures and other
      asset additions                     (2,847)        (9,527)
                                         -------        -------
      Net cash provided by (used in)
        investing activities               9,846         (8,751)
                                         -------        -------




     The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                           E-Z SERVE CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                                 (Unaudited)
                               (In thousands)

                                              Nine-months Ended
                                        -----------------------------
                                        September 28,   September 29,
                                            1997            1996
                                        -------------   -------------
Cash flows from financing activities:
  Net borrowings under revolving line
    of credit                           $ (4,700)       $  5,400
  Repayment of long-term debt            (18,101)         (5,744)
  Issuance of common stock                    81              54
  Issuance of Preferred H stock, net      13,440              --
  Retirement of Preferred C stock         (7,566)             --
  Dividends on Preferred C stock            (792)             --
  Proceeds from long-term debt                32              --
  Payments for deferred financing costs     (720)             --
                                        --------        --------

    Net cash used in financing
      activities                         (18,326)           (290)
                                        --------        --------

Net increase (decrease) in cash and
  cash equivalents                         2,649          (5,982)
Cash and cash equivalents at beginning
  of period                                6,333          15,759
                                        --------        --------

Cash and cash equivalents at end of
  period                                $  8,982        $  9,777
                                        ========        ========

Non-cash effect of:
  Issuance of Series H Preferred
    Stock in lieu of dividends          $    910              --
                                        --------        --------

Supplemental cash flow information:
  Net cash paid during the period for:
    Interest                            $  6,623        $  7,485
    Income taxes                             250              --









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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for preparing Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 28, 1997 are not necessarily indicative of the results that may be expected for the year ended December 28, 1997. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 1996.

Certain items in the 1996 consolidated financial statements have been reclassified to conform with the presentations in the September 28, 1997 consolidated financial statements.


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

                           E-Z SERVE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               (Unaudited)
                          (Dollars in Thousands)

NOTE (4) LONG-TERM OBLIGATIONS AND CREDIT ARRANGEMENTS
------------------------------------------------------

  Long-term obligations consist of the following:

                                         September 28,   December 29,
                                             1997            1996
                                         -------------   ------------
  Revolving lines of credit payable
    to banks                             $   500         $ 5,200
  Term notes payable to banks             56,123          73,989
    Current portion                      (17,403)        (14,450)
                                         -------         -------
                                          39,220          64,739
                                         -------         -------

  Note payable to major stockholder           --              25
    Current portion                           --             (25)
                                         -------         -------
                                              --              --
                                         -------         -------

  Capital lease obligations                1,423           1,624
    Current portion                         (393)           (286)
                                         -------         -------
                                           1,030           1,338
                                         -------         -------

  Long-term obligation - other               258             318
    Current portion                          (83)            (80)
                                         -------         -------
                                             175             238
                                         -------         -------

      Total long-term obligations        $40,425         $66,315
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

The Term Loan requires principal payments of $5,780 on January 24, 1998 and $6,280 on July 24, 1998. Also, the C & G Agreement -- Amendment No. 2 requires that 100% of certain transaction proceeds, as defined, be immediately applied as a mandatory prepayment of the Term Loan in the inverse order of maturity. However, 50% of the first $10,600 of any asset sale can be applied pro rata to the scheduled Term Loan principal payment due January 1998. Further, in accordance with the C & G Agreement -- Amendment No. 2, the aggregate outstanding principal amount of the Term Loan must be reduced to $55,000 by December 31, 1997 and $45,000 by February 28, 1998.

In order to facilitate these reductions, the Company is divesting certain assets that do not fit its strategic plan or are outside of its primary market area. The net book values of these assets have been classified as current on the Balance Sheet. In April 1997, net proceeds of $479 from certain transactions related to the sale of EZPET were applied against the outstanding Term Loan balance. Additionally, in May 1997, the Company sold 20 locations in the Nashville area and net proceeds of approximately $11,334 were applied to the Term Loan. As discussed above, 50% of the proceeds from these sales were applied to reduce the scheduled principal payments due on July 24, 1997 to $2,410 and on January 24, 1998 to $2,890. On July
24, 1997 the $2,410 scheduled principal payment was made from the Company's operating funds. Through October 31, 1997, proceeds from additional asset sales reduced the Term Debt balance to $54,003, thereby allowing the Company to be in compliance with the debt level reductions described above until February 28, 1998. The Company is actively pursuing other potential buyers for the remaining divestiture locations. Management believes, but can provide no assurance, that the remaining divestiture transactions will close, thereby permitting the Company to fully comply with the debt level reductions required by the C & G Agreement - Amendment No. 2. Additionally, management is considering various alternatives in the market for refinancing the debt before the October 1, 1998 maturity date.

                          E-Z SERVE CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               (Unaudited)
                          (Dollars in Thousands)


The Revolver can be used for working capital purposes and for issuance of a maximum of $15,000 of letters of credit. The Revolver has a "clean-down" provision whereby, under the C & G Agreement -- Amendment No. 2, during a five consecutive calendar day period of each calendar month, the aggregate outstanding borrowings cannot exceed certain defined levels. At September 28, 1997, there were $500 of outstanding borrowings under the Revolver and there were $8,184 of outstanding letters of credit issued primarily for workers compensation claims. In accordance with the C & G Agreement -- Amendment No. 2, the revolver limit of $25,000 is reduced by a percentage of the dollar value of any current asset sold in conjunction with a divestiture. As of September 28, 1997, the revolver commitment was reduced to approximately $23,000. Further, the C & G Agreement -- Amendment No. 2 grants the Lenders, among other things, a security interest in substantially all of the Company's real property, buildings and improvements, fixtures, equipment, inventories, and receivables. Provisions of the C & G Agreement -- Amendment No. 2 require the Company to remain within the limits of certain defined financial covenants, and impose various restrictions on distributions, business transactions, contractual obligations, capital expenditures, and lease obligations. Due to the impact of asset sales on financial covenant levels, on November 10, 1997, the Company and the Lenders agreed to covenant revisions.


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

By December 22, 1998, all USTs must be corrosion protected and overfill/spill protected. As of September 28, 1997, the Company was approximately 70% completed with the corrosion and overfill/spill requirements. The Company estimates that it will make additional capital expenditures of $563 and $3,144 in 1997 and 1998 respectively, to be in full compliance with the regulations by the 1998 deadline.

Additionally, the Company estimates that the total future cost of performing remediation on contaminated sites will be approximately $23,892, of which approximately $22,175 is expected to be reimbursed by state trust funds. Also, the Company anticipates incurring approximately $510 for the cost of removing USTs at abandoned locations.

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

With the Direct Bill Agreement, assuming full reimbursement by the states to the consulting firm, the future cash cost to the Company for remediating contaminated sites drops to approximately $1,800. At September 28, 1997, for work largely completed prior to the Direct Bill Agreement, the Company had completed the necessary remediation and has reimbursement claims totaling approximately $451 with the various states in which it operates.

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


NOTE (6)  REDEEMABLE PREFERRED STOCK
------------------------------------

On January 27, 1997 the Company sold 140,000 shares of its newly issued Series H Preferred Stock, ("Series H Preferred Stock") to the same major stockholder that held substantially all of the Company's $6.00 Convertible Preferred Stock, Series C ("Series C Preferred Stock"). The Series H Preferred Stock is entitled to receive semi-annual dividends at the rate of 13% per annum paid in additional shares of Series H Preferred Stock payable on January 20 and July 20 of each year beginning July 20, 1997. As such, on July 20, 1997, the Company issued to the existing Series H Preferred Stock Shareholders, 9,100 shares as dividends. The Series H Preferred Stock has no voting rights, but ranks senior to any capital stock or other equity securities of the Company. It can be redeemed

                           E-Z SERVE CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                          (Dollars in Thousands)


by the Company at any time, but is mandatorily redeemable upon the earlier of (a) the third anniversary of the date of issuance, (b) the occurrence of a change of ownership, as defined, or (c) the occurrence of a fundamental change, as defined. In an event of default, as defined, the dividend rate increases to 23% and the holders can elect one director to a separate class of directors who shall have a majority of the votes on the Board of Directors. Warrants representing the purchase of 960,000 shares of the Company's common stock at a nominal exercise price were also issued as part of this transaction. Additional warrants are issuable on each anniversary that the Series H Preferred Stock remains outstanding. The Series H Preferred Stock has a liquidation value of $14,000, and was recorded at a net amount of $12,568 after deducting issuance fees of $560 and the value of the 960,000 warrants of $872. The excess of the liquidation value over the carrying value is being accreted monthly over the three-year mandatory redemption period. Net proceeds of $13,440 from the sale of the Series H Preferred Stock were used by the Company in the following manner: $8,359 to redeem all of the 75,656 outstanding shares, plus all accrued but unpaid dividends, of the Company's Series C Preferred Stock; and $5,081 for general corporate purposes, including paying down a portion of amounts outstanding under the Revolver.

                         E-Z SERVE CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations.
         --------------------------

The following is Management's discussion and analysis of certain significant factors, which have affected the Company's results of operations, and balance sheet during the period included in the accompanying consolidated financial statements. Operating data is presented below:

                              Results of Operations
                         -----------------------------
    (In thousands except store counts, per gallon prices and margins)

                                 Three-months Ended    Nine-month Ended
                                --------------------   --------------------
                                Sept. 28,  Sept. 29,   Sept. 28,  Sept. 29,
                                   1997       1996        1997       1996
                                ---------  ---------   ---------  ---------
CONVENIENCE STORE OPERATIONS (1)
--------------------------------
Merchandise:
  Average number of merchandise stores
    during the period                  655        714         669         725
  Merchandise sales               $ 78,484   $ 83,485    $230,842    $240,768
  Merch. sales per loc. per month $   39.9   $   39.0    $   38.3    $   36.9
  Gross profit                    $ 24,256   $ 24,303    $ 70,690    $ 71,243
  Gross profit per loc. per month $   12.3   $   11.3    $   11.7    $   10.9
  Gross profit percentage            30.91%     29.11%      30.62%      29.59%

Motor Fuels:
  Average number of motor fuel stores
    during the period                  623        677         638         683
  Gallons sold                      93,873    103,750     279,475     300,474
  Gallons sold per loc. per month     50.2       51.1        48.7        48.9
  Revenues                        $107,941   $119,710    $326,135    $345,043
  Price per gallon                $   1.15   $   1.15    $   1.17    $   1.15
  Gross profit                    $ 10,334   $ 12,937    $ 31,404    $ 36,328
  Gross profit per loc. per month $    5.5   $    6.4    $    5.5    $    5.9
  Gross profit per gallon         $ 0.1101   $ 0.1247    $ 0.1124    $ 0.1209

MARKETER OPERATIONS (2)
-----------------------
  Average number of operating locations
    during the period                   --        187         174         193
  Gallons sold                          --     15,655      16,901      47,654
  Gallons sold per location per month   --       27.9        24.3        27.4
  Revenues                          $   --   $ 18,437    $ 20,590    $ 55,898
  Price per gallon                  $   --   $   1.18    $   1.22    $   1.17
  Gross profit (3)                  $   --   $  2,044    $  1,966    $  5,736
  Gross profit per loc. per month   $   --   $    3.6    $    2.8    $    3.3
  Gross profit per gallon           $   --   $ 0.1306    $ 0.1163    $ 0.1204

(1) At September 28, 1997, there were 645 Company operated convenience stores (623 of which sold motor fuels) and 7 franchised convenience stores.

(2) Represents non-company operated motor fuel retail outlets ("Marketers"). The three-month and nine-month 1997 amounts include zero and four months of data, respectively, due to the April 1997 sale of EZPET. At September 28, 1997 there were no remaining Marketer locations.

(3) Gross profit is shown before deducting compensation paid to operators of locations not operated by the Company of $0 and $881,000 for the three-months ended September 28, 1997 and September 29, 1996, respectively and $861,000 and $2,640,000 for the nine-months ended September 28, 1997 and September 29, 1996, respectively.

Overview
--------

The Company reported a net loss of $1,045,000 and net income of $1,494,000 for the three-month periods ended September 28, 1997 and September 29, 1996, respectively. Net income of $115,000 and $615,000 was reported for the nine-months ended September 28, 1997 and September 29, 1996, respectively. The first nine months of 1997 included a non-recurring gain of $397,000 (net of tax) related to an insurance settlement in the Company's favor and non-recurring income of $2,902,000 (net of tax) related to the sale of 20 locations in the Nashville area. The first nine months of 1996 included non-recurring income of $392,000 (net of tax) related to a legal decision in the Company's favor.
Without these gains, the Company would have reported a net loss of $3,184,000 for the first nine months of 1997 and net income of $223,000 for the first nine months of 1996.

Operating Gross Profit
----------------------

Convenience store ("C-Store") merchandise sales decreased 6.0% and 4.1% in the three and nine-month periods ended September 28, 1997, respectively, as compared to the same periods of 1996. This decline reflects the Company's ongoing divestiture program. Merchandise sales per location for the three-months ended September 28, 1997 increased 2.3% as compared to the same period in 1996; and increased 3.8% in the nine-months ended September 28, 1997 as compared to the same period in 1996. For the first nine-months of 1997, merchandise revenue comprised 39.0% of the Company's total revenue as compared to 36.9% for the first nine-months of 1996.

The average merchandise gross profit margin of 30.91% and 30.62% for the three and nine-month periods ended September 28, 1997, respectively, increased from the 29.11% and 29.59% reported for the same periods of 1996, respectively. These increases largely reflect product remerchandising and reduced shrinkage. Merchandise sales at comparable stores decreased 0.4% in the quarter ended September 28, 1997 and increased 1.2% in the nine-months ended September 28, 1997 as compared to the same 1996 periods. However, merchandise gross profit at comparable stores increased by 4.0% and 3.9% in the third quarter and nine months of 1997, respectively.

Average C-Store gross profit per gallon decreased 1.46 cents to 11.01 cents per gallon in the third quarter of 1997 as compared to the third quarter of 1996, and decreased .85 cents per gallon in the first nine months of 1997 as compared to the first nine months of 1996. Sales volumes at comparable locations declined 3.6% and 2.5% in the three and nine-month periods of 1997, respectively, as compared to the same periods of 1996.

Other Income
------------

Other income (which includes money order sales income, gross profit from the sale of lottery tickets, telephone commissions, rental income, interest income, franchise fee income, and other) decreased 26.9% and increased 28.5% in the three and nine-months ended September 28, 1997, respectively, as compared to the same periods of 1996. Other income for 1997 included $610,000, of non-recurring insurance settlements in the Company's favor in the first quarter and a second quarter gain of $4,465,000 from the divestiture of the Company's convenience store locations in Nashville, Tennessee. The second quarter of 1996 included non-recurring income of $603,000 relating to a legal settlement in the Company's favor. Exclusive of these non-recurring items, the decline in other income in the first nine months of 1997 from the comparable 1996 period would have been 13.6% and was primarily due to the decline in number of operating locations in 1997.

Expenses
--------

Total operating expenses decreased by 3.4% and 4.2% for the three and nine-months ended September 28, 1997, respectively, as compared to the same periods of 1996 due largely to the decrease in the number of operating locations. Operating expenses as a percentage of total revenues, were 14.9% and 14.2% for the third quarter and the first nine-months of 1997, respectively, as compared to 13.0% and 13.4%, respectively, for the same periods in 1996. SG&A expenses, as a percent of total revenue, increased to 2.8% in the third quarter 1997 from 2.5% in the third quarter 1996 and remained constant at 2.8% in the first nine-months of 1997 and 1996. These increases primarily reflect the sale of the Marketer business which had high revenues and lower operating and SG&A expenses.

Depreciation and amortization expense decreased 2.6% and 5.2% in the three and nine-months ended September 28, 1997, respectively, as compared to the same periods in 1996 due to the lower number of operating locations.

Interest expense decreased slightly in the three months ended September 28, 1997 as compared to the same period of 1996 as a result of lower debt levels. Interest expense increased $434,000 for the nine-month period ended September 28, 1997 as compared to the same period in 1996 due to increased amortization of debt financing costs caused by the shorter tenor of the Company's bank debt.

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

Liquidity and Capital Resources
-------------------------------

The following table sets forth key balance sheet amounts and corresponding ratios for periods included in the accompanying consolidated financial statements:

                                         September 28,   December 29,
                                             1997           1996
                                         -------------   ------------
Current assets                           $71,726,000     $64,887,000
Current liabilities                      $72,784,000     $79,686,000
Current ratio                                 0.99:1          0.81:1

Long-term debt (including related
  parties, capital leases and other)     $40,425,000     $66,315,000
Stockholders' equity                     $47,682,000     $55,284,000
Long-term debt to equity ratio                0.85:1          1.20:1
Common shares outstanding                 69,321,530      69,119,530

Liquidity
---------

Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. Receivables relate to credit card sales, lottery and lotto redemptions, manufacturer rebates, and other receivables. In addition, the Company finances its inventory requirements primarily through normal trade credit terms. This condition allows the Company to operate with a low level of cash and working capital. The Company had a working capital deficit of $1,058,000 at September 28, 1997 as compared to a working capital deficit of $14,799,000 at year end
1996. The change is due to the reclassification to current assets of approximately $13,007,000 of the carrying value of certain non-core locations that the Company plans to sell in 1997 in order to satisfy the debt level reductions required by the C & G Agreement --
Amendment No. 2.  As of September 28,1997, the Company had
$11,326,000 available on its revolving line of credit.

During the first nine-months of 1997, the Company received the following major non-recurring cash proceeds: sale of the Nashville locations and other fixed assets of $12,693,000 and proceeds from insurance settlements of $610,000.

Major non-recurring expenditures included: $624,000 for capital and environmental equipment; $976,000 for environmental remediation; and $76,000 for removal of underground storage tanks.

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

The Term Loan requires principal payments of $5,780,000 on January
24, 1998 and $6,280,000 on July 24, 1998.  Also, the C & G Agreement
-- Amendment No. 2 requires that 100% of certain transaction proceeds, as defined, be immediately applied as a mandatory prepayment of the Term Loan in the inverse order of maturity.
However, 50% of the first $10,600,000 of any asset sale can be applied pro rata to the scheduled Term Loan principal payment due
January 1998.  Further, in accordance with the C & G Agreement --
Amendment No. 2, the aggregate outstanding principal amount of the Term Loan must be reduced to $55,000,000 by December 31, 1997 and $45,000,000 by February 28, 1998.

In order to facilitate these reductions, the Company is divesting certain assets that do not fit its strategic plan or are outside of its primary market area. The net book values of these assets have been classified as a current asset. In April 1997, net proceeds of $479,000 from certain transactions related to the sale of EZPET were applied against the outstanding Term Loan balance. Additionally, in May 1997, the Company sold 20 locations in the Nashville area and net proceeds of approximately $11,334,000 were applied to the Term Loan.
As discussed above, 50% of the proceeds from these sales were applied to reduce the scheduled principal payments due on July 24, 1997 to $2,410,000 and on January 24, 1998 to $2,890,000. On July 24, 1997
the $2,410,000 scheduled principal payment was made from the Company's operating funds. Through October 31, 1997, proceeds from additional asset sales reduced the Term Debt balance to $54,003,000, thereby allowing the Company to be in compliance with the debt level reductions described above until February 28, 1998. The Company is actively pursuing other potential buyers for the remaining divestiture locations. Management believes, but can provide no assurance, that these transactions will close, thereby permitting the Company to fully comply with the debt level reductions required by the C & G Agreement - Amendment No. 2. Additionally, management is considering various options in the market for refinancing the debt before the October 1, 1998 maturity date.

The Revolver can be used for working capital purposes and for issuance of a maximum of $15,000,000 of letters of credit. The
Revolver has a "clean-down" provision whereby, under the C & G
Agreement -- Amendment No. 2, during a five consecutive calendar day period of each calendar month, the aggregate outstanding borrowings cannot exceed certain defined levels. At September 28, 1997, there were $500,000 of outstanding borrowings under the Revolver and there were $8,184,000 of outstanding letters of credit issued primarily for workers compensation claims. In accordance with the C & G Agreement
-- Amendment No. 2, the revolver limit of $25,000,000 is reduced by a percentage of the dollar of any current asset sold in conjunction with a divestiture. As of the September 28, 1997, the revolver commitment was reduced to approximately $23,000,000. Further, the C
& G Agreement -- Amendment No. 2 grants the Lenders, among other things, a security interest in substantially all of the Company's real property, buildings and improvements, fixtures, equipment, inventories, and receivables. Provisions of the C & G Agreement --
Amendment No. 2 require the Company to remain within the limits of certain defined financial covenants, and impose various restrictions on distributions, business transactions, contractual obligations, capital expenditures, and lease obligations. Due to the impact of asset sales on financial covenant levels, on November 10, 1997, the Company and the Lenders agreed to covenant revisions.

On January 27, 1997 the Company sold 140,000 shares of its newly issued Series H Preferred Stock, ("Series H Preferred Stock") to the same major stockholder that held substantially all of the Company's
Series C Preferred Stock. The Series H Preferred Stock is entitled to receive semi-annual dividends at the rate of 13% per annum paid in additional shares of Series H Preferred Stock. As such, on July 20,
1997, the Company issued to the existing Series H Preferred Stock
Shareholders, 9,100 shares as dividends.  The Series H Preferred
Stock has no voting rights, but ranks senior to any capital stock or other equity securities of the Company. It can be redeemed by the Company at any time, but is mandatorily redeemable upon the earlier of (a) the third anniversary of the date of issuance, (b) the occurrence of a change of ownership, as defined, or (c) the occurrence of a fundamental change, as defined. In an event of default, as defined, the dividend rate increases to 23% and the holders can elect one director to a separate class of directors who shall have a majority of the votes on the Board of Directors.
Warrants representing the purchase of 960,000 shares of the Company's common stock at a nominal exercise price were also issued as part of this transaction. Additional warrants are issuable on each anniversary that the Series H Preferred Stock remains outstanding.
The Series H Preferred Stock has a liquidation value of $14,000,000, and was recorded at a net amount of $12,568,000 after deducting issuance fees of $560,000 and the value of the 960,000 warrants of $872,000. The excess of the liquidation value over the carrying value is being accreted monthly over the three-year mandatory redemption period. Net proceeds of $13,440,000 from the sale of the Series H Preferred Stock were used by the Company in the following manner: $8,359,000 to redeem all of the 75,656 outstanding shares, plus all accrued but unpaid dividends, of the Company's $6.00
Convertible Preferred Stock, Series C; and $5,081,000 for general corporate purposes, including paying down a portion of amounts outstanding under the Revolver.

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

Current federal law mandates that, by December 22, 1998, all USTs must be corrosion protected, overfill/spill protected, and have a method of leak detection installed. Each UST is governed by different sections of the regulations, which allow for implementation of these requirements during varying periods of up to ten years based on type and age of the individual UST. All existing USTs must be upgraded to provide corrosion and overfill/spill protection by


December 22, 1998. As of September 28, 1997, the Company was approximately 70% completed with the corrosion and overfill/spill requirements. The Company estimates that additional expenditures of $3,707,000 will be necessary to meet these upgrade standards.

Additionally, the Company estimates that the total future cost of performing remediation on contaminated sites will be approximately
$23,892,000, of which approximately $22,175,000 is expected to be reimbursed by state trust funds. Also, the Company anticipates incurring approximately $510,000 for the cost of removing USTs at abandoned locations.

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

With the Direct Bill Agreement, assuming full reimbursement by the states to the consulting firm, the future cash cost to the Company for remediating contaminated sites decreases to approximately
$1,800,000. At September 28, 1997, for work largely completed prior to the Direct Bill Agreement, the Company had completed the necessary remediation and has reimbursement claims totaling approximately
$451,000 with the various states in which it operates.

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

Under federal tax law, the amount and availability of net operating loss carryforwards ("NOL") are subject to a variety of interpretations and restrictive tests under which the utilization of such NOL carryforwards could be limited or effectively lost upon certain changes in ownership. After an ownership change, utilization of a loss corporation's NOL is limited annually to a prescribed rate times the value of a loss corporation's stock immediately before the ownership change. During 1992, the Company experienced an "ownership change" as defined by the Internal Revenue Code of 1986. The
Company's NOL available under the ownership change rules was approximately $47,000,000 at December 29, 1996. The NOL will expire if not utilized between 2005 and 2011. In addition, the Company has alternative minimum tax NOL carryforwards of approximately


$39,000,000 which are available over an indefinite period and can be utilized should the Company's alternative minimum tax liability exceed its regular tax liability.

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

None.


Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.


Item 6.  Exhibits and Reports on form 8-K
-----------------------------------------

(a)  Exhibits:

     27  Financial Data Schedule for the period ended September 28, 1997.

(b) The Company did not file any reports on Form 8-K during the three-months ended September 28, 1997.















                           E-Z SERVE CORPORATION



                               SIGNATURES
                             --------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   E-Z SERVE CORPORATION
                                   ---------------------
                                       (Registrant)







DATE: November 12, 1997                  /s/ John T. Miller
      -----------------                  --------------------------
                                         John T. Miller
                                         Senior Vice President
                                         Chief Financial Officer


