Form 10-K
period 1997-12-28
E Z SERVE CORPORATION
filed 1998-03-30
CIK 868575

==============================================================================
                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                                --------------
                            FORM 10-K
                                --------------

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 28, 1997

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

             2550 North Loop West, Suite 600, Houston, TX 77092
         (Address of principal executive offices, including ZIP code)
                                 713/684-4300
             (Registrant's telephone number, including area code)
                           -----------------------

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ____

    The aggregate market value of the Common Stock held by non-affiliates of the Registrant at March 9, 1998, based upon the closing price of these shares on the American Stock Exchange, was $7,403,314.

                           Common Stock 69,351,530
            (Number of shares outstanding as of March 9, 1998)

==============================================================================

<PAGE 2>
                     E-Z SERVE CORPORATION AND SUBSIDIARIES
                                  FORM 10-K
                      FOR THE YEAR ENDED December 28, 1997

                                    INDEX

 Item
Number	Page
	Part I
Item 1.	Business		3

Item 2.	Properties		13

Item 3.	Legal Proceedings		13

Item 4.	Submission of Matters to a Vote of Security Holders		13

	Part II

Item 5.	Market for the Registrant's Common Equity and
   Related Stockholder Matters		14

Item 6.	Selected Financial Data		15

Item 7.	Management's Discussion and Analysis of Financial
   Condition and Results of Operations		16

Item 8.	Financial Statements and Supplementary Data		24

Item 9.	Changes in and Disagreements with Accountants on
   Accounting and Financial Disclosure		46

	Part III

Item 10.	Directors and Executive Officers of the Registrant		47

Item 11.	Executive Compensation		47

Item 12.	Security Ownership of Certain Beneficial Owners and
   Management		47

Item 13.	Certain Relationships and Related Transactions		47

	Part IV

Item 14.	Exhibits, Financial Statement Schedules, and
   Reports on Form 8-K		48

Signatures		52

                                   PART I

ITEM 1.  BUSINESS

General Background
------------------

E-Z Serve Corporation, through its wholly-owned subsidiary (the "Company"), operated 494 and franchised 7 convenience stores, mini marts, and gas marts at December 28, 1997 primarily under the names E-Z Serve and Majik Market. The Company is engaged in retail merchandising of traditional grocery and non-grocery lines associated with such stores. The Company also retailed gasoline at 467 of its convenience stores under its proprietary brand name E-Z Serve and a number of major brands such as Citgo, Texaco and Amoco.

The Company was organized in 1971 and until 1986 operated a gasoline wholesale business, a gasoline supply and trading business and approximately 800 non-company operated retail outlets("Marketers"). In 1992, the Company acquired Taylor Petroleum, Inc. ("Taylor") and E-Z Serve Convenience Stores, Inc. ("EZCON"), bringing the company operated convenience store total to 523 and
dramatically increasing the Company's presence in metropolitan markets.   In
1995, the Company acquired Time Saver Stores, Inc. ("Time Saver"), a chain of 116 convenience stores located primarily in New Orleans, Louisiana, and Sunshine Jr. Stores, Inc. ("SJS"), a chain of 205 convenience stores with a strong concentration in the Florida Panhandle.

During 1996, the Company disposed of or closed 45 company operated convenience stores and 30 Marketers that did not fit its strategic plan or were outside of its primary market area. In the first quarter of 1997, the Company implemented a plan to divest itself of its Marketer operations and of various convenience stores. In April 1997, the Company sold all of the capital stock of its wholly owned subsidiary, E-Z Serve Petroleum Marketing Company, ("EZPET") thereby divesting itself of its remaining 174 Marketers. Also during 1997, 201 convenience stores were sold or closed as part of the divestiture program. The following table shows the states in which the Company conducted business as of December 28, 1997:

		Company
		Operated
	State	Convenience Stores
	--------------	-----------------
Louisiana	129
Florida	125
Georgia	 67
Alabama	 66
South Carolina	 43
Mississippi	 42
North Carolina	 21
Texas	  1
---
Total	494
===
</TABLE
E-Z Serve Corporation is incorporated in Delaware and maintains its principal corporate offices at 2550 North Loop West, Suite 600, Houston, Texas 77092;
its telephone number is (713) 684-4300.  Substantially all of the Company's
operations are conducted by its wholly-owned subsidiary, EZCON.  Unless the context indicates otherwise, the term "the Company" as used herein should be understood to include subsidiaries of E-Z Serve Corporation and predecessor corporations.


Business Strategy
-----------------

The Company currently conducts convenience store operations in 7 southeastern states. One major component of the Company's business strategy is to concentrate its presence and increase market share in the southeastern region of the United States. In the first quarter of 1997, the Company implemented a plan to divest certain convenience stores that did not meet operating objectives or were outside of this marketing area. In this regard, the Company discontinued operations at 201 convenience stores located primarily in Tennessee, Central Florida, Texas, Kansas and Missouri and at all 174 Marketer locations.

The Company will continue to evaluate acquisition opportunities that exist in the southeastern region of the United States and that are available at costs that provide acceptable rates of return. While cash flow and capital availability are currently sufficient to fund operations, it will be necessary for the Company to fund any identified acquisitions with new capital which may not be available on terms acceptable to the Company.

In addition to the aforementioned growth strategy, the Company is focused on enhancing current operations by increasing customer traffic, sales and profit margins. Key elements of the Company's strategy include:

Focus On Proprietary Food Service Offerings: Many stores offer a variety of prepared and self service fast foods including freshly made sandwiches, hot dogs, fried chicken, pre-packaged sandwiches and nachos. The Company expects to expand and to continue to improve its food service programs and develop a proprietary program under the umbrella name "E-Z Street Cafe".

Offer Additional Traffic Enhancing Services: The Company offers a number of services at its stores, including the sale of lottery tickets, money orders, prepaid phone cards and free check cashing. In addition, the Company currently has 96 stores with automatic teller machines ("ATMs") and plans to install additional ATMs in 1998. The Company believes that the additional
ATMs will serve to increase merchandise and gasoline sales.

Upgrade Existing Locations: Management has developed a plan to enhance gasoline facilities and/or remodel store interiors at a significant number of existing stores. These facility improvements are projected to yield increases in sales and profit, however, implementation of the plan is dependent on the availability of capital.

Convenience Store Operations
----------------------------

In 1997, convenience store merchandise sales accounted for approximately 40% of the Company's consolidated operating revenues, and gasoline sales at company operated convenience stores comprised approximately 56% of consolidated operating revenues. Average monthly per store merchandise sales were approximately $37,800, and average monthly convenience store gasoline sales were approximately 48,700 gallons. At comparable stores, merchandise sales increased 0.7% and gasoline gallons sold decreased 1.6% in 1997 from 1996 levels.






Configuration and Operations

At December 28, 1997, the Company operated 494 and franchised 7 convenience stores in 8 states under the names E-Z Serve (366 locations), Majik Market (80 stores) and various other names (55 stores). Of these, 199 are owned in fee and 302 are operated under long-term operating lease arrangements. Most of the stores are located in the southern United States, with the largest concentration in Florida, Louisiana, Georgia and Alabama. The stores operate seven days a week; 431 are open 24 hours, and the remainder are generally open from 6 a.m. to 12 a.m. At December 28, 1997, the Company operated 411 full-size convenience stores (2000-2800 square feet), 69 mini marts (1200-2000 square feet) and 14 gas marts (400-1200 square feet). Convenience to the customer is emphasized through location of the store, accessible parking, merchandise selection, and service. The majority of the stores (467) market self-service gasoline with 66 of the stores featuring "pay at the pump" credit card readers. The stores do not provide automobile maintenance service, nor do they sell tires, batteries, or other automotive accessories other than motor oil, antifreeze, and windshield washer fluid. Of the 467 stores that retail gasoline, branding arrangements are as follows: Citgo (228); Texaco
(45); Amoco (10); BP (5); Shell (3); Fina (1); Phillips (1) and unbranded
(174).

Merchandising

The products offered for sale in each store are selected to provide sufficient variety to meet the needs of convenience oriented customers. The full size stores stock approximately 2,600 items consisting of nationally branded products and local market preferred items. This product mix consists of processed food and non-food items including groceries, dairy products, candy, snacks, bakery goods, alcoholic beverages, tobacco products, health/beauty items, non-alcoholic beverages, periodicals and other general merchandise.
Most stores also carry immediately consumable products, including fresh brewed coffee, cappuccino, fountain soft drinks, frozen carbonated beverages, hot dogs, nachos and a wide variety of packaged pastries and snacks. In addition, most stores sell lottery tickets, offer money orders, provide pay phones and sell prepaid phone cards. There are 96 stores that have ATMs and several stores with branded fast food operations. Promotional activity to increase store traffic and communicate consumer value is often supported by suppliers with lower costs to maximize gross profit dollars. These promotions are communicated in key markets with advertising including television, radio and billboards as well as in-store point-of-sale signs and displays. Retail prices, both every day and promotional, are determined by the competitive environment and the desire to complete a profitable transaction. The estimated sales percentages by product category are as follows:

<Caption)
	1997	1996
	----	----
Gasoline	56%	58%
Tobacco	12 	11
Alcoholic Beverages	9 	9
Non-Alcoholic Beverages	6 	5
Food Service	3 	3
Groceries	3 	3
Salty Snacks	2 	2
Candy	2 	2
Publications	1 	1
Health/Beauty Care	1 	1
Dairy	1 	1
Other	4 	  4



	----	----
	100%	100%
	====	====

The Company utilizes a category management approach using consumer information, along with purchase and sales data by store to determine product assortment and services offered. In addition, consumer data and research provided by key suppliers enhances product mix, presentation and promotions.

Throughout 1998, the Company intends for its merchandising initiatives to continue to focus on revitalizing the product mix, improving in-store presentation, leveraging supplier relationships and maximizing sales and gross profit dollars using the category management process. Category plans have been developed to support budgeted sales and gross profit dollars. The plans support an aggressive approach to new item additions and the deletion of slow sellers to improve inventory turns with the intent to stock only those items that convenience store consumers want and need. The Company plans to increase emphasis on higher margin food service items under the new "E-Z Street Cafe'" family of fresh and fast food snacks and meals, as well as hot and cold beverages. The Company intends to conduct a continuous verification of store level execution of merchandising initiatives to insure that sales are optimized and stores provide the best customer service.

Management and Training

Each store is staffed with a manager who is responsible for ordering, customer service, recruiting and supervising store employees, store merchandising and expense control. Supervisors are generally responsible for eight to ten stores and support the store managers in their responsibilities to the customers and the Company. In addition to their salaries, the store managers participate in a cash incentive program based on merchandise sales improvement, control of key expense items, store profitability, and customer service.

All newly hired store level employees are given mandatory in-store training by the store manager. This training includes customer service, safety, alcohol and tobacco sales awareness, robbery and crime prevention, and on-the-job operational responsibilities. Employees who demonstrate managerial ability are offered additional training and become qualified for promotion to store manager.


Seasonal Trends
---------------

Traditionally, gasoline sales volumes are higher between April and September and peak in July and August. Convenience store merchandise sales follow a similar pattern, but the swings are not as dramatic. This seasonality at the Company's stores is diminished somewhat compared to national norms since most of the Company's stores are located in the southeastern U.S. where the climate is temperate.


Suppliers
---------

During 1997, the Company purchased approximately 50% of its store merchandise from one large wholesale supplier under a seven-year agreement which expires in December 2001. This relationship allows the Company to enhance rebate and purchase discount programs provided by national brand manufacturers.

Additionally, the Company believes the relationship provides excellent flexibility regarding product quantities and variety. Certain products such as alcoholic beverages, soft drinks, dairy products, and baked goods are purchased directly from either local suppliers or from manufacturers' distribution networks due to legal and trade restrictions and industry practice. These suppliers typically have their own distribution networks and quality control systems.

Gasoline supply is obtained from two primary sources. Stores that sell gasoline under a major brand are supplied through term agreements with major oil companies. These agreements provide reliable, but not guaranteed, product supply, competitive pricing (i.e. posted rack which is related to the spot market), national advertising support, associated brand recognition, and customer perception of quality. The major oil companies also provide continuing support for location upgrades and credit card programs which enhance gasoline sales. Stores that sell gasoline under the Company's trade names (primarily E-Z Serve and Majik Market) obtain product on a spot basis based upon the lowest rack price postings at terminals located near these stores. As of December 28, 1997, approximately 70% of the Company's gasoline supply requirement was under contract to three branded suppliers, but the Company has available, and utilizes, 16 suppliers. The Company discontinued the private transport of gasoline for its own account in May 1995. All gasoline supply is now transported by contracted common carriers from refineries or product terminals to the Company's retail stores.

There are alternative wholesale merchandise supply sources available to the Company and management believes that merchandise supply is stable and that other sources could be obtained if necessary. Gasoline suppliers in recent years have had no difficulty meeting the Company's needs; however, national or international events could cause a supply interruption which, if extended in duration, could have a material adverse effect on the Company's operations and earnings.


Competition
-----------

The Company's business, particularly gasoline sales, is highly competitive.
In the convenience store merchandise market, the primary competitors are locally operated convenience stores and national or regional chain operators.
 Most convenience stores market similar classes of products, typically stocking over 2,500 items. Competitive factors include location, advertising, product mix and presentation, promotions, pricing, and customer service. The Company has established policies and procedures which address each of these areas, and, as properly implemented by its management team, allow the Company to effectively compete in its markets.

Gasoline competitors include local dealers and jobbers, independent retailers, independent and chain convenience stores, and integrated oil companies. The principal competitive factors affecting the Company's business are location, product price and quality, facility appearance, equipment and brand identification. Product differentiation is problematic except in the case of specific brand preferences. Since most stores offer similar equipment and service levels, it is difficult to create a perceived value enhancement for the Company's products. Accordingly, gasoline marketers tend to compete primarily on the basis of price. Prices are typically advertised on highly visible signage, thus offering the customer the opportunity to compare and shop prices at competing stores while still in his or her car. These factors tend to make gasoline prices much less stable than convenience store merchandise prices.

The Company believes that several additional factors allow it to operate competitively. First, by operating 494 stores, the Company spreads its corporate overhead over more stores than smaller chains. Secondly, the Company's size allows it to reduce product cost through discounts and rebates associated with volume purchasing. Lastly, in areas such as New Orleans and the Florida Panhandle, where the Company is a market share leader, the Company can effectively employ media advertising campaigns intended to increase sales.

Sale of the Marketer Business

In 1991, the Company evaluated the strategic importance and profit contribution potential of each of its Marketers. As a result of this study, between 1992 and 1996 the Company sold 92 of these Marketers for a combination of cash and notes totaling approximately $2,960,000 and closed an additional 194 stores. On April 22, 1997, the Company sold all of the outstanding capital stock of EZPET, its wholly owned subsidiary, to Restructure, Inc. for $451,000. As a result of the sale, the Company disposed of its 174 remaining Marketers.


Employees
---------

At December 28, 1997, the Company employed 3,551 people (including part-time employees), of which 3,286 were employees in convenience stores, 107 were in field supervision, and 158 were in management, administrative, and clerical positions. The Company is not party to any collective bargaining agreements and has experienced no work stoppages or strikes as a result of labor disputes. The Company experiences the high rate of turnover of store employees that is common in the convenience store industry. The Company provides competitive wage scales and benefits, and considers relations with employees to be satisfactory.


Management Information Systems
------------------------------

In 1994, the Company implemented a three-phase plan to upgrade its information
systems.   Phase I involved the installation of home office hardware and software to serve as the foundation for the new system. Phase II, which was completed in early 1996, included the installation of personal computers at all stores. With personal computers, store managers now input operating results and transmit daily to the corporate office for processing. Further, this system allows the Company to control prices electronically at the corporate level rather than manually at the store level and provides for quicker dissemination of information to decision-makers. In addition, all field operating management have laptop computers that can transmit or retrieve data from the host system in the corporate office. Phase II also provided the necessary base hardware and software for future implementation of point-of-sale ("POS") product management.

Phase III will entail the installation of POS hardware (e.g. cash registers integrated to the personal computers and additional price look up capability and possibly scanners) and software. When completed, this phase will provide enhanced product category sales management, significantly enhance inventory controls and reduce store personnel's clerical requirements thereby allowing store personnel to direct more attention to sales and profitability. The Company is currently conducting a point of sale test using the VeriFone Ruby System in seven of the Atlanta market stores. After a successful test, a roll out implementation plan will then be developed.

During 1996 and early 1997, the Company also installed software in the personal computers to print money orders and payroll checks at the stores. This eliminated the cost of separate money order dispensers and the need to maintain money order stock at the stores. The printing of weekly payroll checks at the stores eliminates the cost of overnight mailing from the corporate office.

The Company has considered the impact of year 2000 issues on its computer systems and applications. Management believes that all systems that will be in use in the year 2000 and beyond are year 2000 compliant. No material future costs are anticipated to be incurred for the year 2000 issues.


Trademarks
----------
The trade names "E-Z Serve," "Majik Market", "Taylor Food Marts", "Time Saver", and "Jr. Food Stores" are registered with the U.S. Patent and Trademark Office. The name "E-Z Street Cafe'" is in the process of being trademarked. The Company believes that these service marks are of significant value in the promotion of the Company's business. However, the Company plans to convert most of the locations that are not branded E-Z Serve to the E-Z Serve brand as it remodels stores.


Government Regulation
---------------------

Regulation of Underground Storage Tanks

At December 28, 1997, the Company owned approximately 1,422 underground storage tanks ("USTs") that are used for the storage of refined products at its retail units. The ownership and/or operation of USTs is subject to federal, state, and local laws and regulations. Federal regulations issued in 1988 established requirements for (i) maintaining leak detection systems, (ii) upgrading tank systems, (iii) taking corrective action in response to leakage,
(iv) closing tanks to prevent future leakage, (v) keeping appropriate records, and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from leakage. These regulations provide that the states may take primary responsibility for administering and enforcing regulatory programs by adopting requirements that are at least as stringent as the federal standards. Several states in which the Company operates or has operated (i.e., Florida) have adopted programs that are more stringent than the federal requirements. Violations of the federal regulations may be subject to enforcement orders by the Environmental Protection Agency ("EPA") or the applicable state agency, as the case may be, and owners and operators of USTs who fail to comply with an EPA order alleging a violation of the regulations may be subject to a $25,000 per day civil penalty. A civil penalty of $10,000 per tank per day may also be imposed by the EPA upon any UST owner who knowingly fails to file any required notification forms or submits false information with respect thereto or who fails to comply with any requirements or standards promulgated by the EPA under these federal regulations. In some situations, the Company can be liable for cleanup costs, even if the contamination resulted from previous conduct of the Company that was lawful at the time, or from improper conduct of, or conditions caused by, previous property owners, lessees or other persons not associated with the Company. From time to time, claims are made and litigation is brought against the Company under these and other laws.

Each UST is governed by different sections of the regulations which allow for implementation of these requirements during varying periods of up to ten years based on type and age of the individual UST. All new tanks must be corrosion protected, overfill/spill protected, and have leak detection when installed. All existing USTs must be upgraded to provide corrosion and overfill/spill protection by December 22, 1998. The existing USTs can meet corrosion standards by complying with the standards applicable to new tanks or by being protected on the interior with an approved coating or a cathodic protection system. The Company has chosen, in most cases, to meet the leak detection requirements by utilizing Statistical Inventory Reconciliation with daily inventory reconciliations. At December 28, 1997, the Company was in complete compliance with leak detection standards and 75% completed with the tank upgrade requirements. The Company estimates that it will make capital expenditures of $1,800,000 in 1998 to be in full compliance with the regulations by the December 22, 1998 deadline.

Additionally, the Company estimates that the total future cost of performing remediation on contaminated sites will be approximately $20,698,000, of which approximately $18,928,000 are probable of reimbursement by state trust funds.

On April 22, 1997, the Company entered into an agreement with Environmental Corporation of America ("ECA") whereby ECA replaced the Company's previous environmental consulting firm at all existing contaminated sites with the exception of approximately 25 sites in Florida. Under this agreement ("Direct Bill Agreement"), ECA remediates the sites and files for reimbursement from the applicable states. The Company experiences no cash flows for these sites, other than the cost of the deductible and the cost to remediate any sites deemed non-qualified for reimbursement by the state. The agreement poses no exposure to the Company in the event that payments from the state trust funds are delayed or denied. With the Direct Bill Agreement, the future cash flows to the Company for remediating contaminated sites is approximately $1,770,000.
 However, the Company is ultimately responsible for the remediation liability, and accordingly, such liabilities remain recorded on the consolidated balance sheet.

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

The Company is required under EPA regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from leakage from USTs. The Company has elected to satisfy this requirement by the authorized alternative of self-insuring. In addition, the Company must comply with the necessary Occupational Safety and Health Administration regulations and the regulations of various state agencies, including air quality control boards. The Company utilizes an outside environmental consulting firm to assist its environmental department in its responsibilities for the management and adherence to local, state, and federal environmental regulations.

Other Regulations

The sale of alcoholic beverages by the Company is subject to the approval of state and local regulatory agencies, which approval can be revoked if substantial or persistent non-compliance with regulations governing the sale of alcoholic beverages occurs. In addition, retailers of alcoholic beverages may be held liable for damages caused by individuals that become intoxicated from consuming beverages purchased from the retailer. Although the Company has experienced no material liability to date, and has installed policies and procedures to lessen potential exposure, there can be no assurance that any future liability that may arise will not have a material adverse effect on the Company's operations and earnings.

The U.S. Food and Drug Administration, along with state and local governments, has undertaken a high degree of enforcement activity with regard to the sale of certain tobacco products to under age persons. Although the Company has experienced no material liability to date, substantial or persistent non-compliance with regulations concerning such sales could lead to revocation of tobacco sales licenses. Potential new regulations are not expected to impact sales in 1998, as the phase-in period for compliance with such regulation is anticipated to be nine months. There can be no assurance that new regulations will not have a negative impact on sales beyond 1998.

Executive Officers and Significant Employees
--------------------------------------------

The following named persons serve as executive officers of the Company as of March 30, 1998:

<Caption)
	Name	Age	Position
	-------------------	---	---------------------------------
Neil H. McLaurin	53	Chairman of the Board and
		Chief Executive Officer

Kathleen Callahan-Guion	46	President and
		Chief Operating Officer

Harold E. Lambert	59	Vice President - Legal and
		Assistant Secretary

Elizabeth L. Marshall	37	Controller

Bob E. Bailey	42	Treasurer

A brief description of each executive officer is provided below:

Neil H. McLaurin has been Chairman of the Board of Directors and Chief Executive Officer of the Company since October 1990. He also served as President of the Company from October 1990 until March 1997. From 1989 to 1990, Mr. McLaurin served as a consultant for L. B. Consulting Co., an investment company in Houston, Texas. From 1966 to 1988, Mr. McLaurin was employed by Tenneco, Inc., an integrated oil and gas company, in various positions, including Vice President of Wholesale Marketing from 1987 to 1988, and Vice President of Retail Marketing from 1983 to 1987.

Kathleen Callahan-Guion has been President and Chief Operating Officer of the Company since March 1997. From 1979 to 1997 Ms. Callahan-Guion was employed by The Southland Corporation, a convenience store chain, in various operating positions of increasing responsibility including her final position of Vice President, Chesapeake Division.

Harold E. Lambert has been Vice President - Legal, and Assistant Secretary of the Company since August, 1992. Mr. Lambert's prior experience includes serving as Vice President and Corporate Counsel of EZCON prior to EZCON's acquisition by the Company, ten years as General Counsel for Munford, Inc., a New York Stock Exchange listed company which owned and operated 800 convenience stores.

Elizabeth L. Marshall has been Controller of the Company since July 1996. From 1990-1996 Ms. Marshall served as Controller of Fiesta Mart, Inc., a retail grocery store chain. Ms. Marshall's experience prior to that includes accounting positions with American Stores and The Kroger Company.

Bob E. Bailey has been Treasurer and Assistant Secretary of the Company since September 1990. Mr. Bailey's previous experience includes positions as Controller of Harken Hydrocarbon, Inc.'s supply and trading unit, a subsidiary of Harken, from 1989 to 1990; Controller of Advance Healthcare, Inc., a marketer of medical equipment and supplies in Abilene, Texas, from 1987 through 1989; and as an accountant for E-Z Serve, Inc. from 1979 through 1987.

ITEM 2.  PROPERTIES

Substantially all property and equipment owned by the Company is subject to liens under various collateral agreements with its lenders.


Convenience Stores
------------------

The Company leases the real property and owns the equipment at 302 of its convenience stores and owns in fee simple the real property, improvements and equipment at 199 of its convenience stores. Of the 302 leased properties, 295 are company-operated and 7 are subleased to and operated by franchisees. The leases generally have initial terms of 10 years with two five-year renewals at the option of the Company. At December 28, 1997, the Company estimates the average remaining term of its convenience store leases, including option periods, to be approximately ten years.


Corporate Offices
-----------------

The Company's corporate offices are located in Houston, Texas where it leases approximately 39,000 square feet of office space through November 2002. All of the principal executive, accounting and administrative functions are conducted at the Houston location.


ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in various lawsuits incidental to its businesses. The Company's internal counsel monitors all such claims, and the Company has made accruals for those which it believes are probable of payment. In management's opinion, an adverse determination would not have a material adverse effect on the Company and its subsidiaries, individually or taken as a whole. In the case of administrative proceedings regarding environmental matters involving governmental authorities, management does not believe that any imposition of monetary sanctions would exceed $100,000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 28, 1997.

                                   PART II


ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS


Market Information for Common Stock
-----------------------------------

The Company's common stock, par value $0.01 per share ("Common Stock"), is traded on the American Stock Exchange (Symbol: EZS). The following table reflects the range of high and low sales prices by quarter as reported by the American Stock Exchange from January 1, 1996 through March 29, 1998.

	1998
	----------------------
	High		   Low
		---------------------
      (S)
      First Quarter		$  9/16		$  3/8

         1997
----------------------
	   High   	   Low
	  --------	---------
First Quarter		$1 1/2	$  7/8
Second Quarter		   7/8	   5/8
Third Quarter		   7/8	  9/16
Fourth Quarter		  13/16	   3/8

	1996
	---------------------
	   High   	   Low
	---------	---------
First Quarter		$1 7/16	$1 3/16
Second Quarter		 2 3/8	 1 1/4
Third Quarter		 2 11/16	 1 11/16
Fourth Quarter		 1 7/8	 1 1/16

Holders of Record
-----------------

At March 26, 1998, there were approximately 210 holders of record of the Common Stock.


Dividends
---------

The Company has never declared dividends on its Common Stock.  The Company is restricted from paying dividends by certain of its debt covenants (see  Note
6

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial information derived from the audited Consolidated Financial Statements of the Company, and should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto (Item 8 herein) and Management's Discussion and Analysis of Financial Condition and Results of Operations
(Item 7 herein):

	Year Ended (a)
	--------------------------------------------------------------------------
----

	December 28,	December 29,	December 31,	December 25,
	December
26,
	1997	1996	1995	1994	1993
	-------------	------------	------------	------------	--
--------
--
	(In thousands, except per share data)
OPERATIONS: (b)(c)
Revenues			$744,403 		$861,642 		$748,152
	$563,191
	$605,695
Income (loss) from operations		$ (9,342)	(e)	$(15,075)	(d)	$  5,264

	$  5,087		$
3,329 	(e)
Basic earnings (loss) per common share		$   (.21)		$   (.23)
	$
 .07		$    .08		$
  .11
Diluted earnings (loss) per common share	$   (.21)		$   (.23)		$
 .06
		$    .07		$
  .06

ASSETS: (b)(c)
Current assets		$ 43,440 		$ 64,887 		$ 81,355		$
55,712
		$ 44,112
Current liabilities		$ 48,037 		$ 79,686 		$ 79,707
	$
48,138		$ 44,655
		-------- 		-------- 		--------		--------
	--------
Working capital (deficit)		$ (4,597)	(i)	$(14,799)	(h)	$  1,648
	(g)	$  7,574	(f)	$   (543)
		======== 		======== 		========		========
	========
Total assets		$171,435 		$240,405 		$263,346
	$150,554
		$126,645
		======== 		======== 		========		========
	========

LONG-TERM OBLIGATIONS AND EQUITY:  (b)(c)
Long-term obligations:

  Long-term debt		$ 66,894 		$ 66,315 		$ 76,157	(j)	$
14,627		$  15,867
  Indebtedness to related parties		- 		- 		25		25

	25
  Other long-term obligations		21,915 	(k)	$ 39,120 		$ 37,297
	(k)	$
25,189	(k)	$
11,541 	(k)
		-------- 		-------- 		--------		--------
	---------
Total long-term obligations		$ 88,809 		$105,435 		$113,479

	$ 39,841		$ 27,433
		======== 		======== 		========		========
	========
Stockholders' equity		$ 34,589 	(l)	$ 55,284 		$ 70,160
	$
62,575		$ 54,557
		======== 		======== 		========		========
	========

(a)	The Company's fiscal year ends on the last Sunday on or before December
31.
  This normally provides a 52-week fiscalyear, but occasionally (e.g. 1995) provides a 53-week fiscal year.

(b)	The increases in	1995 revenues and 1995 assets and liabilities reflect
the
 Time Saver (January 1995) and SJS (July 1995) acquisitions.  The 1997 revenues, assets and liabilities reflect a decrease due to the divestiture of
 EZPET (April 1997) and the divestiture of 201 convenience stores throughout the year.  The 1996 and 1995 assets include SFAS 121 impairment provisions related to the write-down of EZPET to fair value.

(c)	Certain amounts in prior years have been reclassified to conform to the presentation used in 1997.

(d)	The 1996 operating loss includes non-recurring charges against operations of $10,272.

(e) 	The 1997 loss from operations excludes an extraordinary item relating to the loss on early extinguishment of debt of $1,849. The 1993 income from operations excludes anextraordinary item of $13,552 relating to a gain from forgiveness of debt.
(f)	The increase in working capital reflects a decrease in current portion of
 long-term debt due to the  January, 1995 	refinancing, and an increase in
 receivables from settlements reached with certain of the Company's insurance
 carriers 	regarding California environmental claims.

(g)	The decrease in working capital in 1995 reflects the increase in current maturities from the new debt related to the Time Saver and SJS acquisitions.

(h)	The decrease in working capital in 1996 primarily reflects principal
 payments on the Term Loan and an increase in the 	current portion of long
term
 debt.

(i)	The decrease in working capital deficit in 1997 reflects a decrease in the current portion of long term debt as a result of the December 1997 debt refinancing.

(j)	The increase in long-term debt in 1995 reflects the new debt related to the
 Time Saver and SJS acquisitions.

(k)	Prior to 1994, the Company accounted for environmental liabilities net of state trust fund reimbursement; the increasein 1994 is due to reporting gross environmental liabilities and receivables, and the increase in 1995 is due to the Time Saver and SJS acquisitions. The decrease in 1997 reflects the divestiture of EZPET and 201 company operated stores.

(l)	The decrease in stockholders' equity includes $11,533 for retirement of
 Series C Preferred Stock and dividends, and dividends and accretion on Series H Preferred Stock.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following is Management's discussion and analysis of certain significant factorswhich have affected the Company's results of operations and balance sheet during theperiods included in the accompanying consolidated financial statements:

                                           Results of Operations
                       (In thousands except store counts, per gallon prices and margins)

	Year Ended
	-------------------------------------------------
	December 28,	December 29,	December 31,
	1997	1996	1995
	------------	-----------	------------
CONVENIENCE STORE OPERATIONS (1)
---------------------------------
Merchandise:
Weighted average number of merchandise
  stores during the period	651 	714 	634
Merchandise sales	$294,909 	$316,318 	$267,045
Merchandise sales per store
  per month	   $   37.8 	$   36.9 	$   35.1
Gross profit	$ 90,055 	$ 92,704 	$ 82,833
Gross profit per store
  per month	$   11.5 	$   10.8 	$   10.9
Gross profit percentage	30.54%	29.31%	31.02%

Gasoline:
Weighted average number of gasoline
  stores during the period	617 	666 	578
Gallons sold	360,881 	396,568 	353,430
Gallons sold per store
  per month	48.7 	49.6 	51.0
Revenues	$417,140 	$459,705 	$382,038
Price per gallon	$  1.156 	$  1.159 	$  1.081
Gross profit	$ 41,814 	$ 46,302 	$ 46,183
Gross profit per gallon	 $ 0.1159 	$ 0.1168 	$ 0.1307
Gross profit per store
  per month	$    5.6 	$    5.8 	$    6.7

MARKETER OPERATIONS (2)
-------------------
Average number of marketers
  during the period	174 	189 	228
Gallons sold	16,901 	61,748 	73,333
Gallons sold per store
  per month	24.3 	27.2 	26.8
Revenues	$ 20,590 	$ 73,174 	$ 82,006
Price per gallon	$  1.218 	$  1.185 	$  1.118
Gross profit (3)	$  1,966 	$  7,329 	$  9,853
Gross profit per gallon	$ 0.1163 	$ 0.1187 	$ 0.1343
Gross profit per store
  per month	$    2.8 	$    3.2 	$    3.6

--------------------------------------------------------------------------------
----
--------------------

(1)	At December 28, 1997, there were 494 company operated convenience stores
(467
of which sold gasoline) and 7 franchised convenience stores.
(2)	Represents non-company operated gasoline retail outlets. The 1997 amounts include four months of data due to the April 1997 sale of EZPET.  At December
28, 1997 there were no remaining Marketer stores.
(3)	Gross profit is shown before deducting compensation paid to operators of stores not operated by the Company of $861, $3,336 and $4,579 for the years
1997, 1996 and 1995, respectively.

The following table sets forth the percentage to total revenue of certain items in the Consolidated Statements of Operations:

                            Percentage of Total Revenue

	Year Ended
	------------------------------------------
	December 28,	December 29,	December 31,
	1997	1996	1995
	------------	------------	-----------
Revenues:
Gasoline	58.8%	61.8%	62.0%
Convenience store	39.6 	36.7 	35.7
Other income	1.6 	 1.5 	  2.3
	----- 	----- 	-----
	100.0 	100.0 	100.0
	----- 	----- 	-----

Costs and Expenses:
Cost of sales:
Gasoline	52.9 	55.6 	54.6
Convenience store	27.5 	26.0 	24.6
Operating expenses	14.9 	13.6 	13.5
Selling, general, and administrative
  expenses	3.0 	3.1 	3.5
Depreciation, amortization and asset
  impairment	1.8 	2.5 	1.9
Interest expense	1.2 	1.0 	  0.8
	----- 	----- 	-----
	101.3 	101.8 	 98.9
	----- 	----- 	-----
Income (loss) before income taxes	(1.3)	(1.8)	1.1
Income tax expense	-  	 -  	0.1
Provision in lieu of taxes	-  	 -  	  0.3
	----- 	----- 	-----

Income (loss) before	(1.3)	 (1.8)	  0.7
extraordinary item

Extraordinary item -- loss
on early extinguishment of debt	(0.2)	-  	-
	----- 	----- 	-----
Net income (loss)	(1.5)	(1.8)	0.7
	===== 	===== 	=====

Overview
--------

The Company reported a net loss of $11,191,000 and $15,075,000 and net income of
$5,264,000 for the years ended December 28, 1997, December 29, 1996, and December
31, 1995, respectively.  The 1997 loss includes non-recurring income of  $498,000
related to the gain from the sale of certain stores in connection with the Company's divestiture program. The Company also reported a $1,849,000 extraordinary loss in
1997 on the early extinguishment of debt resulting from the December refinancing.
Included in the net loss for fiscal year 1996, is $10,272,000 of non-recurring expense items, $8,870,000 of which were non-cash. These items include an additional asset impairment provision pursuant to Statement of Financial Accounting Standards
No. 121 ("SFAS 121") and other costs of $7,393,000 related to the write-down of
EZPET to fair value and the accrual of $2,879,000 for severance and other restructuring costs. Fiscal 1995 included a non-recurring gain of $3,614,000 (net of tax effect) related to insurance settlements in the Company's favor. In addition, in the fourth quarter of 1995, the Company adopted SFAS 121; as a result,
1995 included an asset impairment provision of $2,706,000 (net of tax effect) related to certain of the Company's fixed asset groups. Without these non-recurring items, net income (loss) in 1997, 1996, and 1995 would have been $(9,840,000),

$(4,803,000) and $4,356,000, respectively. Revenues, operating expenses and depreciation expense decreased in 1997, as compared to 1996 due to the lower number of operating stores. Interest expense increased in 1997 due to increased amortization of debt financing costs caused by the shorter term of the Company's bank debt. Revenues, operating expenses and depreciation expenses increased in 1996 reflecting a full year of operations from the SJS acquisition. Interest expense also increased in 1996 resulting from the additional debt associated with the Time
Saver and SJS acquisitions.

In the first quarter of 1997, the Company implemented a plan to divest itself of its
Marketer operations and of various convenience stores that did not fit its strategic plan, or were outside of its primary market area. As a result of this program, during 1997 the Company sold its wholly owned subsidiary, EZPET, and 201 company operated convenience stores.

Operating Gross Profit
----------------------

In 1997, convenience store merchandise sales decreased 6.8% compared to 1996 primarily due to the decline in the number of convenience stores, as a result of the
Company's divestiture program.  Merchandise sales per store increased
2.4% over
1996. Convenience store merchandise sales increased 18.5% in 1996 compared to 1995 primarily due to the acquisition in July 1995 of SJS. Merchandise sales per store increased 5.1% over 1995, principally due to the acquisition of SJS stores which have higher per store average merchandise sales, and partially due to the Company's on-going program of closing or selling under-performing stores. Management's goal has been, since 1992, to increase the revenue contribution from convenience store merchandise which has higher and less volatile profit margins than gasoline. For
1997, merchandise revenue comprised 39.6% of the Company's total revenue as compared to 36.7% for 1996 and 35.7% for 1995.

The merchandise gross profit margin increased to 30.54% in 1997 from 29.31% in 1996.
 The increase is a result of product remerchandising and reduced shrinkage. The merchandise gross profit margin in 1996 decreased to 29.31% from 31.02% in 1995, reflecting a shift by the Company to a more aggressive pricing strategy designed to increase customer traffic count. Merchandise sales at comparable stores increased
0.7% and 4.6% in 1997 and 1996, respectively.

The gross profit per gallon on gasoline sold at convenience stores decreased 0.8% in
1997 to 11.59 cents per gallon from 11.68 cents per gallon in 1996 and total gross profit per store from gasoline sales decreased 3.4%. In 1996, gross profit per gallon of gasoline sold at convenience stores decreased 10.6% to
11.68 cents per
gallon from 13.07 cents per gallon in 1995, and total gross profit per store from gasoline sales decreased 13.4%. These reductions were due to lower industry margins resulting from increased wholesale prices caused by higher crude costs and lower than normal gasoline inventories. Due to competitive pressures, the Company was not able to fully reflect these increased costs in its selling prices. The average number of gallons sold per store decreased 1.8% in 1997 as compared to 1996 and decreased 2.7% in 1996 as compared to 1995, primarily due to the acquisition of Time
Saver and SJS which sell lower volumes per store. However, gasoline gallons sold at comparable stores decreased 1.6% and increased 3.9% in 1997 and 1996, respectively.

Other Income
------------

Other income (which includes money order sales income, gross profit from the sale of lottery tickets, telephone commissions, rental income, interest income, franchise fee income, and other) decreased 5.5% in 1997 as compared to 1996, primarily due to the decline in number of operating stores in 1997. The 27.1% decrease in other income in 1996 as compared to 1995 reflects reduced franchise fee income and a 1995 non-recurring gain from favorable insurance settlements related to the Company's
California stores.

Expenses
--------

Operating expenses for 1997 decreased 5.8% as compared to 1996, primarily due to the decrease in number of convenience stores. In 1996, operating expenses increased
16.2% from 1995, due primarily to the increased number of average operating convenience stores. Operating expenses, as a percentage of total revenues, were
14.9% in 1997 as compared to 13.6% in 1996 and 13.5% in 1995.  The
1997 increase
over prior years resulted primarily from the minimum wage increase in early 1997.

Selling, general and administrative expenses decreased $4,235,000, or 16.0%, in 1997 as compared to 1996 and increased $100,000 or 0.4%, in 1996 over 1995. The 1996 amount includes non-recurring expense of $2,029,000 for severance and other restructuring costs. Without these non-recurring expenses, S G & A expenses would have decreased by 9.0% in 1997 as compared to 1996, and 7% in 1996 as compared to
1995. The decreases are primarily due to cost reductions associated with the new corporate system and lower incentive bonuses.

Depreciation, amortization and asset impairment expenses decreased 36.8% in 1997 as compared to 1996 and increased $7,101,000 or 48.8% in 1996 from 1995 primarily due to an additional SFAS 121 impairment provision of $7,146,000 in 1996 resulting from the write-down of EZPET to fair value. The 1995 amount also includes a $4,100,000 asset impairment resulting from the adoption of SFAS 121.

Interest expense for 1997 was $8,745,000, a slight increase over the 1996 amount of
$8,630,000. Interest expense in 1996 increased $2,677,000 or 45% as compared to
1995 due to the increased level of outstanding debt as a result of the Time Saver and SJS acquisitions.


Inflation
---------

The Company believes inflation has not had a material effect on its results of operations for the past three years. The Company does, however, experience short term fluctuations in its gasoline gross profit margins as a result of changing market conditions for the supply and demand of gasoline.


Liquidity and Capital Resources
-------------------------------

The following table sets forth key balance sheet amounts and corresponding ratios for periods included in the accompanying consolidated financial statements:

	December 28,	December 29,
	1997	1996
	------------	------------
Current assets		$43,440,000	$64,887,000
Current liabilities		$48,037,000	$79,686,000
Current ratio		0.90:1	0.81:1

Long-term obligations (including
 related parties and other)		$66,894,000	66,315,000
Stockholders' equity		$34,589,000	55,284,000
Debt to equity ratio		1.93:1	1.20:1

Common shares outstanding		69,351,530	69,119,530

Liquidity
---------

Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. Receivables relate to credit card sales, lottery and lotto redemptions, manufacturer rebates and other receivables. In addition, the Company finances its inventory requirements primarily through normal trade credit terms. This condition allows the Company to operate with a low level of cash and working capital. The Company had a working capital deficit of $4,597,000 at December 28, 1997, as compared to $14,799,000 at year end 1996. The change is primarily due to a reduction in the current portion of long-term debt as a result of the December 1997 debt refinancing. As of December
28, 1997, EZCON had $5,559,000 available on its revolving line of credit.

During 1997, the Company received the following major non-recurring cash proceeds:
sale of fixed assets of $29,819,000 and proceeds from legal settlements of $610,000.
 Major expenditures included: $5,053,000 for capital and environmental equipment;
$995,000 for environmental remediation; and $96,000 for removal of underground storage tanks.

Approximately 59% of the Company's revenues are derived from gasoline sales and, because the Company acquires 100% of its product on a virtual spot basis, gross margins are subject to sudden changes whenever a disproportionate movement between purchase costs and retail selling prices occurs. Frequently these movements are not in line with each other, which leads to unusually wide or narrow margins. In addition, attempts by major oil companies and others, including the Company, to gain market share have placed added pressure on margins and volumes. Without stability in the marketplace, the Company may temporarily experience operating results that are unprofitable before considering depreciation and debt service.

The Company believes that cash flow from operations and available line of credit will provide the Company with sufficient liquidity to conduct its business in an ordinary manner. However, unanticipated events or a prolonged gasoline margin squeeze could occur which may cause cash shortfalls to exist and require the Company to borrow on its revolving line of credit to a greater extent than currently anticipated, to seek additional debt financing or to seek additional equity capital which may or may not be available.


Capital Resources
-----------------

As discussed in Note 6 - Long-Term Obligations and Credit Arrangements in the Notes
to Consolidated Financial Statements, on January 17, 1995, EZCON
entered into a
Credit and Guaranty Agreement ("C & G Agreement") with a group of banks (the
"Lenders") including Soci,t, G,n,rale as the agent (the "Agent").
The C & G
Agreement provided for a term loan of $45,000,000 ("Term Loan") and a
$15,000,000
revolving line of credit. On March 27, 1997, as a result of financial covenant violations by the Company in 1996, the Credit and Guaranty Agreement was amended whereby the maturity date of the Term Loan and the revolving line of credit were accelerated to October 1, 1998.

In the first quarter of 1997, the Company implemented a plan to divest itself of its
Marketer operations and of various convenience stores that did not fit its strategic plan, or were outside of its primary market area. As a result of the plan, during
1997 the Company sold its wholly owned subsidiary, EZPET, 20 convenience stores located in the Nashville, Tennessee area, 31 stores in Central Florida and 150 convenience stores located primarily in Texas, Florida, Kansas and Missouri. These sales began closing in April 1997 and were completed in January 1998. Net proceeds from these sales were mandatorily applied to the Term Loan. The completion of the divestiture program enabled the Company to reduce the principal balance during the year to levels required by the Amended Credit and Guaranty Agreement and to refinance the Term Loan and revolving line of credit by year end.

On December 24, 1997, the Company entered into a term credit facility with FFCA
Acquisition Corporation ("FFCA"). The FFCA credit facility provided for a
$51,912,000 mortgage loan (the "Mortgage Loan") and an $8,088,000 equipment loan
(the "Equipment Loan"). The Mortgage Loan is comprised of individual floating interest rate mortgages on 100 fee properties and fixed rate mortgages on 48 fee properties. The floating interest rate, which was set at 9.46% at closing, is adjusted monthly and is equal to LIBOR plus 3.5%. The fixed rate is 9.27%. The
Mortgage Loan is amortized over 20 years. The Equipment Loan is secured by equipment located at 104 leasehold sites and mortgages on 49 fee properties. The
Equipment Loan also has a floating interest rate with the same terms as the Mortgage
Loan and is amortized over 7 years. The FFCA credit facility requires monthly payments on the first day of each month. These monthly payments, including interest, currently total approximately $613,000. A commitment fee of 1% of the total amount financed was paid at closing. The fee was treated as deferred financing costs and is being amortized over the term of the loan.

Also, on December 24, 1997 the Company entered into a credit facility with Congress
Financial Corporation and Madeleine L.L.C.  The facility provides a
$25,000,000
Revolving Line of Credit ("Revolver") for working capital and letters of credit
subject to a borrowing base limitation.  A commitment fee of 1.25%
was paid at
closing.  The fee was treated as deferred financing costs and is being amortized
over the term of the loan.  The Revolver is secured by substantially all of the
Company's inventories and receivables and some store equipment.  The
Revolver
matures on December 23, 1999. The Revolver bears interest on outstanding cash draws at 2.5% plus the greater of the prime lending rate or 8.5%.  At
December 28, 1997,
there were $8,500,000 borrowings under the Revolver and there were
$8,671,000
outstanding letters of credit issued primarily for workers compensation claims.
Also at December 28, 1997, the Company had $5,559,000 available on its Revolver.
The credit facilities contain various debt covenants, including a restriction from paying dividends.

Proceeds from the credit facilities were used (i) to retire the $45,600,000 balance outstanding under the Company's Term Loan, (ii) to retire the $3,500,000 outstanding under the Company's revolving line of credit, (iii) to redeem for approximately
$15,700,000, all of the outstanding shares of the Company's Series H Preferred Stock
(discussed below) and (iv) to pay costs associated with the financing transactions.


On March 11, 1998, as a result of financial covenant violations by the Company at
December 28, 1997, the credit facility with Congress Financial
Corporation and
Madeleine L.L.C. was amended ("Amendment No. 1 to Loan and Security
Agreement").
The Amendment was deemed effective as of December 24, 1997, and as such, the Company was in compliance at December 28, 1997.

On January 27, 1997, the Company entered into a Securities Purchase
Agreement,
("Purchase Agreement") whereby the Company issued and sold 140,000 shares of Series
H Preferred Stock to certain of its major stockholders. Net proceeds of $8,359,000 from the sale were used to redeem all of the Company's 75,656 outstanding shares of
Series C Preferred Stock and net proceeds of $5,081,000 were used for general corporate purposes, including paying down a portion of amounts outstanding under the
Company's revolving line of credit.  As discussed above, on December
24, 1997,
$15,700,000, from the Company's new credit facility, was used to redeem all for the outstanding shares of the Series H Preferred Stock.

Due to capital constraints brought about largely by operating losses and by the environmental expenditure requirements discussed below, the Company was unable to properly upgrade its facilities prior to 1994. However, as a result of improved operating results, the Company made discretionary capital expenditures of
$7,768,000, and $10,936,000 in 1996 and 1995, respectively.  In 1997, discretionary
capital expenditures were $1,305,000. However, according to the terms of the C & G
Agreement, as amended, if projected levels of profitability were not maintained, the
Company's capital expenditures could be constrained. In this regard, based on reduced cash flow in 1996, discretionary capital expenditures were essentially halted in mid-year and remained constrained throughout 1997. The Company is seeking alternate sources of capital to enhance gasoline facilities and/or remodel store interiors at a significant number of existing stores. However, there can be no assurance that the Company will be able to obtain such capital.

Management has developed a plan to enhance gasoline facilities and/or remodel store interiors at a significant number of existing stores. These facility improvements are projected to yield increases in sales and profit, however, implementation of the plan is dependent on the availability of capital.

As discussed in Item 1, the Company's business strategy is to increase its presence and market share in the southeastern region of the United States. The Company's ability to expand further is dependent upon several factors, including adequacy of acquisition opportunities and sufficient capital resources. The Company believes that possible acquisition candidates will continue to exist as the industry continues to consolidate to reduce costs, and as small independent operators have difficulty meeting environmental deadlines. While cash flow and capital availability are currently sufficient to fund operations, it will be necessary for the Company to fund any identified acquisitions with new capital which may not be available on terms acceptable to the Company.

Current federal law mandates that, by December 22, 1998, all USTs must be corrosion protected, overfill/spill protected, and have a method of leak detection installed.
 Each UST is governed by different sections of the regulations which allow for implementation of these requirements during varying periods of up to ten years based on type and age of the individual UST. All existing USTs must be upgraded to provide corrosion and overfill/spill protection by December 22, 1998. As of
December 28, 1997, the Company was in complete compliance with leak detection standards and 75% completed with the corrosion and overfill/spill requirements. The
Company estimates that additional expenditures of $1,800,000 will be necessary to meet these upgrade standards. Additionally, the Company estimates that expenditures of approximately $1,770,000 (net of anticipated reimbursements from state environmental trust funds) will be necessary to perform remediation on contaminated sites. This estimate is based upon assumptions as to the number of tanks to be replaced and certain other factors. The assumptions on which the cost estimates are based may not materialize, and unanticipated events and circumstances may occur. As a result, the actual cost of complying with these requirements may be substantially lower or higher than the estimated costs. The Company anticipates that required expenditures relating to compliance with these regulations will be funded from cash flow from its current operations.

Under federal tax law, the amount and availability of net operating loss carry forwards ("NOL") are subject to a variety of interpretations and restrictive tests under which the utilization of such NOL carry forwards could be limited or effectively lost upon certain changes in ownership. After an ownership change, utilization of a loss corporation's NOL is limited annually to a prescribed rate times the value of a loss corporation's stock immediately before the ownership change. During 1992, the Company experienced an "ownership change" as defined by the Internal Revenue Code of 1986. The Company's NOL available under the ownership change rules was approximately $51,000,000 at December 28, 1997. The NOL will expire if not utilized between 2005 and 2012. In addition, the Company has alternative minimum tax NOL carry forwards of approximately $44,000,000 which are available over an indefinite period and can be utilized should the Company's alternative minimum tax liability exceed its regular tax liability.


Other
-----

The Company has considered the impact of year 2000 issues on its computer systems and applications. Management believes that all systems that will be in use in the year 2000 and beyond are year 2000 compliant. No material future costs are anticipated to be incurred for the year 2000 issues.

Disclosure Regarding Forward Looking Statements
-----------------------------------------------

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

ITEM 8.  FINANCIAL STATEMENTS


                        Index to Financial Statements

	Page

Consolidated Financial Statements of
  E-Z Serve Corporation and Subsidiaries

    Independent Auditors' Report		25

    Consolidated Balance Sheets - December 28, 1997 and December 29,
1996		26

    Consolidated Statements of Operations -
       Years ended December 28, 1997, December 29, 1996, and December
31, 1995	27

    Consolidated Statements of Stockholders' Equity -
      Years ended December 28, 1997, December 29, 1996, and December
31, 1995		29

    Consolidated Statements of Cash Flows -
      Years ended December 28, 1997, December 29, 1996, and December
31, 1995		30

    Notes to Consolidated Financial Statements		32

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-Z Serve Corporation and subsidiaries as of December 28, 1997 and December 29, 1996, and the results of their operations and their cash flows for the fifty-two week periods ended December 28, 1997 and December 29, 1996, and the fifty-three week period ended December 31, 1995, in conformity with generally accepted accounting principles.





KPMG Peat Marwick LLP



Houston, Texas
March 11, 1998

                               E-Z SERVE CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE
SHEETS
                                                (In thousands)

	December 28,	December 29,
	1997	1996
	------------	------------
ASSETS
------
Current Assets:
Cash and cash equivalents	$  8,093 	$  6,333
Receivables, net of allowance for doubtful
accounts of $32 and $180 as of
December 28, 1997 and December 29, 1996,
respectively	6,195 	8,764
Inventory	24,026 	40,070
Environmental receivables  (Note 7)	3,100 	7,246
Prepaid expenses and other current assets	2,026 	 2,474
	-------- 	--------
Total Current Assets	 43,440 	64,887

Property and equipment, net of accumulated
depreciation and amortization (Notes 1 and 4)	108,557 	137,298
Environmental receivables (Note 7)	16,280 	34,305
Other assets	3,158 	   3,915
	-------- 	--------
	$171,435 	$240,405
	======== 	========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
Current portion of long-term obligations (Note 6)	$  1,881 	$
14,841
Trade payables	25,135 	29,563
Accrued liabilities and other (Note 5)	17,282 	26,265
Current portion of environmental liability (Note 7)	3,739
	9,017
	-------- 	--------
Total Current Liabilities	 48,037 	 79,686
	-------- 	--------

Long-term Obligations (Note 6):
Payable to banks, net of current portion	66,719 	64,739
Obligations under capital leases 	175 	1,338
Other, net of current portion 	-  	238
Environmental liability (Note 7)	16,959 	32,571
Other liabilities, net of current portion	4,956 	6,549
Commitments and contingencies (Note 7)
	-------- 	--------
Total Long-Term Liabilities	$ 88,809 	$105,435
	-------- 	--------

Stockholders' Equity: (Notes 2 and 8)
Preferred stock, $0.01 par value; authorized
3,000,000 shares; -0- and 75,656 shares Series C
issued and outstanding at December 28, 1997
and December 29, 1996, respectively;	-  	1
Common stock, $0.01 par value; authorized
100,000,000 shares; 69,351,530 and 69,119,530
shares issued and outstanding at December 28, 1997
and December 29, 1996, respectively	694 	691
Additional paid-in capital	47,021 	56,527
Accumulated deficit subsequent to March 28, 1993,
date of quasi-reorganization (total deficit
eliminated $86,034)	(13,126)	  (1,935)
	-------- 	--------
Total Stockholders' Equity	34,589 	  55,284
	-------- 	--------
	$171,435 	$240,405
	======== 	========


                           The accompanying Notes to Consolidated
Financial Statements
                                  are an integral part of these
Statements.

                               E-Z SERVE CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In thousands except per share
amounts)

	Year Ended
	--------------------------------------------------
	December 28,	December 29,	December 31,
	1997	1996	1995
	------------	------------	------------
Revenues:
Gasoline
  (includes excise taxes of approximately
$128,489, $156,081 and $145,551
for years 1997, 1996 and 1995,
respectively)	$   437,730 	$   532,879 	$  464,044
Convenience store	294,909 	316,318 	267,045
Other income (Note 7)	11,764 	     12,445 	     17,063
	---------- 	----------- 	----------
	744,403 	    861,642 	    748,152
	---------- 	----------- 	----------

Costs and Expenses:
Cost of sales:
Gasoline	393,950 	479,248 	408,008
Convenience store	204,854 	223,614 	184,212
Operating expenses	110,602 	117,434 	101,087
Selling, general and administrative
   expenses	22,239 	26,474 	26,374
Depreciation, amortization and
  asset impairment (Notes 1 and 4)	13,701 	21,660 	14,559
Interest expense	8,745 	      8,630 	      5,953
	---------- 	----------- 	----------
	754,091 	    877,060 	    740,193
	---------- 	----------- 	----------
Income (loss) before income taxes	(9,688)	(15,418)	7,959
Income tax expense (benefit)	(346)	(343)	     568
Provision in lieu of taxes
  (Notes 2 and 11)	         -  	      -  	     2,127
	---------- 	----------- 	----------
  Income (loss) before extraordinary item	   (9,342)	(15,075)
	5,264

Extraordinary item - loss on early extinguishment
  of debt	(1,849)	-  	-

	--------- 	---------- 	----------
  Net income (loss) 	(11,191)	(15,075)	5,264
  Preferred Stock dividends and accretion	(3,176)	(757)	(228)
	--------- 	---------- 	----------
  Income (loss) attributable to
    Common Stock	$ (14,367)	$ (15,832)	$    5,036
	========= 	========== 	==========

Basic earnings (loss) per common share (Note 1):
  Income (loss) attributable to Common
    Stock before extraordinary item	$    (0.18)	$     (0.23)	$
0.07
  Extraordinary item	    (0.03)	-  	        -
	========== 	=========== 	==========

  Income (loss) attributable to Common
    Stock	$    (0.21)	$     (0.23)	$     0.07
	========== 	=========== 	==========




Diluted earnings (loss) per common share (Note 1):
  Income (loss) attributable to Common
    Stock before extraordinary item	$    (0.18)	$     (0.23)	$
0.06
  Extraordinary item	$    (0.03)	$         - 	$         -
	---------- 	----------- 	----------

  Income (loss) attributable to Common Stock	$    (0.21)	$
(0.23)	$      0.06
	========== 	=========== 	==========

                           The accompanying Notes to Consolidated
Financial Statements
                                  are an integral part of these
Statements.

                          E-Z SERVE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     (In thousands)

			Additional	Retained
	Preferred	Common	Paid-In	Earnings
	Stock	Stock	Capital	(Deficit)	Total
	-------------	-----------	---------	--------	--------
	Shrs	 $ 	Shrs	 $
	----	----	-----	---
Balance, December 25, 1994	76 	$ 1	67,320	$673	$52,932
	$ 8,969 	$62,575
Net income	- 	- 	-	-	- 	5,264 	5,264
Exercise of stock options	- 	- 	8	1	5 	- 	6
Deferred compensation - stock options 	- 	- 	-		188
	- 	188
Conversion of Series C Preferred Stock
  to Common Stock	- 	- 	526	5	(5)	-- 	-
Series C Preferred Stock Dividend	- 	- 	-	-	1,093
	(1,093)	-
Provision in lieu of taxes	  - 	 - 	-	-	2,127
- 	  2,127
	----	----	------	----	------- 	------- 	-------

Balance, December 31, 1995	76 	$ 1 	67,854	$679	$56,340
	$ 13,140 	 $70,160
Net loss	- 	- 	-	-	- 	(15,075)	(15,075)
Exercise of stock options	- 	- 	56	1	57 	- 	58
Exercise of stock warrants	- 	- 	1,210	11	(13)	- 	(2)
Deferred compensation - stock options	  - 	 - 	-	-
143 	     -
 143
	----	----	------	----	------- 	-------- 	-------

Balance, December 29, 1996	76 	$ 1 	69,120	$691	$56,527
	$ (1,935)	$55,284
Net loss	- 	- 	-	-	- 	(11,191)	(11,191)
Exercise of stock options	- 	- 	232	3	91 	- 	94
Deferred compensation - stock options	- 	- 	-	-	65
	- 	65
Retirement of Series C Preferred Stock	(76)	(1)	-	-
	(7,566)	-
	(7,567)
Dividends Series C Preferred Stock	- 	- 	-	-	(792)	-
	(792)
Common Stock Purchase Warrants	- 	- 	-	-	872 	-
	872
Dividends - Series H Preferred Stock	- 	- 	-	-
	(1,743)	- 	(1,743)
Accretion of Series H Preferred Stock	- 	- 	-	-
	(1,431)	-
	(1,431)
Other	- 	- 	-	-	998 	- 	998
	----	----	------	----	------- 	------- 	-------

Balance, December 28, 1997	 - 	$ - 	69,352	$694	$47,021
	$(13,126)	$34,589
	====	====	======	====	====== 	======= 	======

                           The accompanying Notes to Consolidated
Financial Statements
                                  are an integral part of these
Statements.

                    E-Z SERVE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

	Year Ended
	---------------------------------------
	December 28,	December 29,	December 31,
	1997	1996	1995
	------------	------------	------------
Cash flows from operating activities:
Net income (loss)	$(11,191)	$(15,075)	$  5,264
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
  Depreciation and amortization - Fixed Assets	13,701 	 14,513
	 10,459
  Amortization - Deferred Financing Costs	1,896 	1,082 	317
  Provision for asset impairment	165 	  7,146 	  4,100
  Payments for environmental remediation	(995)	 (2,512)	 (2,716)
  Payments for removal of underground
    storage tanks	(96)	(808)	(463)
  Provision for doubtful accounts	24 	(5)	50
  Stock option expense	65 	143 	188
  Provision in lieu of taxes	- 	- 	2,127
  (Gain) loss on sales of assets	(965)	1,022 	(99)
  Loss on early extinguishment of debt	1,849 	- 	-
Change in current assets and liabilities:
(Increase) decrease in receivables	3,429 	377 	(1,846)
(Increase) decrease in inventory	7,286 	(221)	(439)
(Increase) decrease in prepaid expenses and other	355 	309
	(408)
Decrease in trade payables and accruals	(12,806)	(4,028)
	(1,150)
Proceeds from environmental settlement	- 	- 	5,740
Other - net	105 	728 	(1,326)
	-------- 	-------- 	-------

Net cash provided by operating activities	2,822 	2,671
	19,798
	-------- 	-------- 	-------

Cash flows from investing activities:
Net proceeds from sale of assets	29,819 	1,146 	2,309
Payments for purchase of companies, net of
cash acquired	- 	- 	(46,361)
Capital expenditures and other asset additions	(5,053)	(12,083)
	(16,124)
	-------- 	-------- 	-------
Net cash provided by (used in)
investing activities	24,766 	(10,937)	(60,176)
	-------- 	-------- 	-------
Cash flows from financing activities:
Net borrowing under revolving line of credit	3,300 	5,200
	-
Issuance of common stock	94 	56 	6
Proceeds from long-term debt	60,000 	363 	80,181
Payments of long-term debt	(74,609)	(6,383)	(33,218)
Retirement of Preferred C stock	(7,567)	- 	-
Dividends on Preferred C stock	(792)	- 	-
Issuance of Preferred H stock, net	13,440 	- 	-
Redemption of Preferred H stock	(15,743)	-
Payments of deferred financing costs	(3,951)	(396)	(3,795)
	-------- 	-------- 	-------

Net cash provided by (used in) financing
activities	(25,828)	(1,160)	43,174
	-------- 	-------- 	-------

Net increase (decrease)in cash & cash equivalents	1,760
	(9,426)	2,796
Cash and cash equivalents at beginning of period	6,333
	15,759 	12,963
	-------- 	-------- 	-------
Cash and cash equivalents at end of period	8,093 	$  6,333
	$15,759
	======== 	======== 	=======

                 The accompanying Notes to Consolidated Financial
Statements are
an
                           integral part of these Statements

                    E-Z SERVE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                (In thousands)

	Year Ended
	---------------------------------------
	December 28,	December 29,	December 31,
	1997	1996	1995
	------------	------------	------------
Noncash investing and financing activities:
Dividends on Series H Preferred Stock	$  910	$    -	$
-
Conversion of Series C Preferred Stock
  to Common Stock	-	-	(5)
Issuance of Series C Preferred Stock	-	-	1,093
Dividends on Series C Preferred Stock	-	-	(1,093)
Issuance of Common Stock	-	    -	     5
	------	------	------

	$  910	$     	$    -
	======	======	======

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	250	$    -	$   511
Interest	6,257	8,821	4,529


           The accompanying Notes to Consolidated Financial
Statements are an
                     integral part of these Statements.

                       E-Z SERVE CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

NOTE (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of E-Z
Serve
Corporation and its wholly-owned operating subsidiaries, E-Z Serve
Convenience
Stores, Inc. ("EZCON") and E-Z Serve Petroleum Marketing Company
("EZPET")
until its sale on April 22, 1997. The Statement of Operations for
1995
includes the results of Time Saver Stores, Inc. ("Time Saver") since
January
17, 1995, and Sunshine-Jr. Stores, Inc. ("SJS") since July 20, 1995. Unless the context indicates to the contrary, the term the "Company" as used herein should be understood to include subsidiaries of E-Z Serve Corporation and predecessor corporations. All significant intercompany accounts and transactions have been eliminated in consolidation.


Cash and Cash Equivalents
-------------------------

For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments with original maturities of less than 90 days are considered to be cash equivalents.


Off Balance Sheet Risk
----------------------

The Company has not entered into any contracts or obligations that expose the
Company to off balance sheet risk.


Accounts Receivable
-------------------

The Company maintains an allowance for potential losses in collection of its receivables.


Inventory
---------

Refined product inventory of $5,655 and $10,041 as of December 28, 1997 and
December 29, 1996, respectively, and convenience store merchandise inventories of $18,371 and $30,029 as of December 28, 1997 and December 29, 1996,
respectively, are stated principally at average cost which approximates market value.


Fair Value of Financial Instruments
-----------------------------------

The carrying values of cash and cash equivalents, receivables and trade payables are considered to approximate fair value due to the short term nature of these instruments. The carrying value of long term debt is estimated to approximate fair value based on the Company's incremental borrowing rate for similar types of borrowing arrangements. (See Note 6 - Long-Term Obligations and Credit Agreements)

Property and Equipment
----------------------

Property and equipment are carried at cost. Retail station equipment, convenience store buildings and equipment, and other property are depreciated on the straight-line method over their estimated useful lives, ranging from five to twenty years.


Asset Impairment
----------------

Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of"
("SFAS 121") requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of the adoption of SFAS 121, in 1995, the Company recorded an asset impairment write-down of $4,100 related to the Marketer business fixed asset groups.
Additionally, in 1996, a further impairment provision of $7,146
($4,013 for
Property and Equipment and $3,133 for Environmental Receivables) was recorded for certain long-lived assets. (See Note 4 - Property and Equipment)


Environmental Costs
-------------------

Costs incurred to comply with federal and state environmental regulations are accounted for as follows:

-	Annual fees for tank registration and environmental compliance
testing 	are expensed as incurred.

-	Expenditures for upgrading and corrosion protection for tank
systems and 	installation of leak detectors and overfill/spill
devices are capitalized 	and depreciated over the remaining life
of the store lease term or the 	expected useful life of the
equipment, whichever is less.

-	The tank removal costs associated with retail stores which
provide no 	significant growth potential and that the Company plans
to sell or 	dispose of in the near future have been estimated and a
liability 		established through a charge to
expense.  The costs to remove tanks at 	all other retail stores are
expensed
as incurred.

-	Future remediation costs of contaminated sites related to
gasoline
	underground storage tanks are estimated and a liability is
established.  	Amounts reimbursable from the state trust funds are
recognized as a 	receivable.  The adequacy of the liability is
evaluated at least annually 	and adjustments are made based on
updated experience and changes in 	government policy.


Income Taxes
------------

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


Stock-Based Compensation
------------------------

Statement of Financial Accounting Standards No. 123 "Accounting for
Stock-
Based Compensation" ("SFAS 123") was issued in October 1995. SFAS 123, which is effective for fiscal years beginning after December 15, 1995, prescribes the "fair value" method of measuring compensation expense for stock-based compensation plans. However, SFAS 123 allows for the continuation of the measurement method as defined by Accounting Principles Board Opinion No. 25
("APB No. 25") with pro forma disclosures of the effect on net income
(loss)
and earnings (loss) per share as if the fair value-based method had been applied in measuring compensation expense. The Company has decided to continue to apply the provisions of APB No. 25 and provide the required pro forma disclosure. Under APB No. 25, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. (See Note 10 - Stock Option Plans)


Earnings per Share
------------------

In February 1997, the FASB issued Statement of Financial Accounting
Standards
No. 128 ("SFAS 128") "Earning Per Share". SFAS 128 specifies new measurement, presentation and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption. The Company has adopted SFAS No. 128 effective with the release of December 28, 1997 earnings data, and accordingly, has restated herein all previously reported earnings per share data. Basic earnings (loss) per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options, warrants and convertible preferred stock. Income
(loss)
attributable to common stock is the numerator for the basic earnings
(loss)
per share computation, and income (loss) attributable to common stock, adjusted for assumed conversions of preferred stock and reduction of preferred dividends, is the numerator for the diluted earnings per share computation. A reconciliation of the weighted average common shares outstanding on a basic and diluted basis is as follows:

          1997          1996              1995

  ---------------  --------------  -------------
--
                                   Common    Per   Common    Per
Common
Per
                                   Shares   Share  Shares   Share
Shares
Share
                                   ------   -----  ------   -----   -
-----   -
----
Weighted average common shares
outstanding - Basic          69,285,656 $(0.21) 68,684,760 $(0.23)
67,797,515  $0.07

Effect of dilutive securities:
Options and warrants                     -      -           -     -
5,807,086
Series C Preferred Stock                 -      -           -     -
3,884,492
                         ---------         ---------           ------
---
Weighted average common shares
outstanding - Diluted          69,285,656 $(0.21) 68,684,760 $(0.23)
77,489,093  $0.06
                                   ==========         ==========
==========

Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive are as follows:

                            1997            1996            1995
                                 -----------     ----------       ---
-------
Options and warrants              9,806,500       9,443,892
-
Series C Preferred Stock                  -       3,981,895
-
                                  ---------      ----------       ---
-------
                                  9,806,500      13,425,787
-
                                  =========      ==========
==========

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.
 Actual results could differ from those estimates.


Recent Accounting Pronouncements
--------------------------------

In June 1997, the FASB issued Statement of Financial Accounting
Standards No.
130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15,
1997. The Company does not expect the adoption of SFAS 130 to significantly impact its consolidated financial statements.


Basis of Presentation
---------------------

Certain reclassifications have been made in the 1996 and 1995 financial statements to conform with the 1997 presentation. The Company's fiscal year ends on the last Sunday on or before December 31. This normally provides a 52 week fiscal year, but occasionally (e.g., 1995) provides a 53 week fiscal year.


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

Any future tax benefits of operating loss and tax credit carryforward items which arose prior to the quasi-reorganization will be reported as a direct credit to paid-in capital. (See Note 11 - Income Taxes)


NOTE (3)  ACQUISITIONS AND DIVESTITURES

Time Saver / SJS Acquisitions
-----------------------------

In January 1995, the Company, through its wholly-owned subsidiary
EZCON,
acquired all of the capital stock of Time Saver from Dillon
Companies, Inc.

The Company paid $36,960 for the 102 convenience stores and 14 franchised stores located in the New Orleans, Louisiana area.

In July 1995, the Company acquired all of the outstanding shares of common stock of SJS for $20,420. The Company also assumed $19,600 of SJS's outstanding debt. At the date of acquisition, SJS operated 205 convenience stores in five states.

The acquisitions were accounted for using the purchase method.

EZPET
-----

In April 1997, the Company entered into a series of agreements with Environmental Corporation of America, Inc. ("ECA") and Restructure, Inc., an affiliate of ECA, ("Restructure") to sell for $451 all of the capital stock of
EZPET ("EZPET Stock Purchase Agreement"), to sell all claims for reimbursement that EZCON had from state trust funds for environmental remediation work completed to date, and to enter into a new environmental remediation services agreement for the clean up of all remaining contaminated sites of EZCON.

Under the terms of the EZPET Stock Purchase Agreement, Restructure agreed to indemnify the Company against any and all actions, suits and losses, damages, deficiencies, and obligations suffered by the Company as a result of its ownership, operation, or conduct of EZPET's business. ECA guaranteed the obligations of Restructure under the EZPET Stock Purchase Agreement.

With the environmental remediation services agreement, ECA is responsible for
remediating the EZCON sites at its cash cost and then filing for reimbursement
from the relevant state trust funds.  Under the new agreement, however, the
Company is not liable for any delay in payment that ECA may
experience with
any state trust fund.  Additionally, the Company received proceeds of
$1,599
from the sale to ECA of existing claims for reimbursement from state environmental trust funds. These proceeds were used to pay down amounts outstanding under the revolving line of credit. (See Note 7 - Commitments and
Contingencies.)

Other Divestitures
------------------

In the first quarter of 1997 the Company implemented a plan to divest itself
of various convenience stores that did not fit its strategic plan, or were
outside of its primary market area. In May 1997, the Company sold 20 convenience stores in the Nashville area for net proceeds of $11,334. In the fourth quarter of 1997, 31 Central Florida convenience stores were sold for
net proceeds of $3,465.  Additionally, in the fourth quarter of 1997,
139
convenience stores located primarily in Texas, Florida, Kansas and Missouri were sold for net proceeds of $9,358. Proceeds from these sales were applied to the Company's Term Loan. (See Note 6 - Long Term Obligations and Credit
Arrangements)

NOTE (4)  PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

	December 28,	December 29,
	1997	1996
	------------	-----------
Land and Buildings	57,391 	$ 62,424
Assets under capital leases	17,810 	22,677
Equipment and Fixtures	61,998 	64,522
Other property	4,523 	15,817
Less accumulated depreciation and
amortization	(33,165)	(28,142)
	-------- 	--------
	108,557 	$137,298
	======== 	========

In the fourth quarter of 1995, the Company adopted SFAS 121. In applying the provisions of SFAS 121, the Company determined that it had 27 convenience store asset groupings and an additional Marketer group. The future cash flows from each asset grouping, except the Marketer group, exceeded the carrying value of the respective asset groupings; consequently, the Company recognized an impairment provision of $4,100 to reduce the carrying value of the Marketer group to the amount of its estimated discounted future cash flows. The $4,100 impairment provision was calculated using discounted future cash flows, less cash out flows necessary to maintain or abandon the assets and is included with the caption "Depreciation, amortization and asset impairment" on the
Consolidated Statements of Operations.

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


NOTE (5)  ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

Accrued liabilities and other current liabilities consist of the following:

	December 28,	December 29,
	1997	1996
	------------	------------
Insurance accruals		$ 5,781	$ 7,387
Accrued taxes due to local and federal governments		4,924
	9,543
Accrued salary and benefits		2,706	2,638
Accrued interest		25	1,589
Other accrued liabilities		3,846	  5,108
	-------	-------
	17,282	$26,265
	=======	=======

NOTE (6)  LONG-TERM OBLIGATIONS AND CREDIT ARRANGEMENTS

Long-term obligations consist of the following:

	December 28,	December 29,
	1997	1996
	------------	------------
Notes payable to bank under revolving

lines of credit. . . . . . . . . . . . . . . .	$ 8,500 	$ 5,200

Notes payable. . . . . .		60,000 	73,989
Current portion		(1,781)	 (14,450)
		------- 	-------
		66,719 	 64,739
		------- 	-------

Notes payable to major stockholders		- 	25
Current portion		- 	    (25)
		------- 	-------
		- 	      -
		------- 	-------

Capital lease obligations		275 	1,624
Current portion		(100)	   (286)
		------- 	-------
		175 	  1,338
		------- 	-------

Long-term debt - other		- 	318
Current portion		- 	    (80)
		------- 	-------
		- 	    238
		------- 	-------
Total long-term debt obligations		66,894 	$66,315
		======= 	=======

On January 17, 1995, EZCON entered into a Credit and Guaranty
Agreement ("C &
G Agreement") with a group of banks (the "Lenders") including Soci,t, G,n,rale as the agent (the "Agent"). The C & G Agreement provided for a term loan of
$45,000 ("Term Loan") and a $15,000 revolving line of credit.  On
March 27,
1997 as a result of financial covenant violations by the Company in 1996, the
Credit and Guaranty Agreement was amended, whereby the maturity date of the
Term Loan and the revolving line of credit were accelerated to October 1,
1998.

In the first quarter of 1997, the Company implemented a plan to divest itself of its Marketer operations and of various convenience stores that did not fit its strategic plan, or were outside of its primary market area. As a result of the plan, during 1997 the Company sold its wholly owned subsidiary, EZPET,
20 convenience stores in the Nashville, Tennessee area, 31 stores in Central
Florida and 150 convenience stores located primarily in Texas, Florida, Kansas and Missouri. These sales began closing in April 1997 and were completed in
January 1998. Net proceeds from these sales were mandatorily applied to the
Term Loan. The completion of the divestiture program enabled the Company to reduce the principal balance during the year to levels required by the Amended
Credit and Guaranty Agreement and to refinance the Term Loan and Revolver by year end.

On December 24, 1997, the Company entered into a term credit facility with
FFCA Acquisition Corporation ("FFCA"). The FFCA credit facility provided for a $51,912 mortgage loan (the "Mortgage Loan") and an $8,088 equipment loan
(the "Equipment Loan"). The Mortgage Loan is comprised of individual floating interest rate mortgages on 100 fee properties and fixed rate mortgages on 48 fee properties. The floating interest rate, which was set at 9.46% at closing, is adjusted monthly and is equal to LIBOR plus 3.5%. The fixed rate is 9.27%. The Mortgage Loan is amortized over 20 years. The Equipment Loan is secured by equipment located at 104 leasehold sites and mortgages on 49 fee properties. The Equipment Loan also has a floating interest rate with the same terms as the Mortgage Loan and is amortized over 7 years. The FFCA credit facility requires monthly payments on the first day of each month. These monthly payments, including interest, currently total approximately $613. A commitment fee of 1% of the total amount financed was paid at closing. The fee was treated as deferred financing costs and is being amortized over the term of the loan.

Also, on December 24, 1997 the Company entered into a credit facility with
Congress Financial Corporation and Madeleine L.L.C. The facility provides a
$25,000 Revolving Line of Credit ("Revolver") for working capital and letters of credit subject to a borrowing base limitation. A commitment fee of 1.25%
was paid at closing. The fee was treated as deferred financing costs and is being amortized over the term of the loan. The Revolver is secured by substantially all of the Company's inventories and receivables and some store equipment. The Revolver matures on December 23, 1999. The Revolver bears interest on outstanding cash draws at 2.5% plus the greater of the prime lending rate or 8.5%. At December 28, 1997, there were $8,500 outstanding borrowings under the Revolver and there were $8,671 outstanding letters of credit issued primarily for workers compensation claims. Also, at December
28, 1997 the Company had $5,559 available on its Revolver. The credit facilities contain various debt covenants, including a restriction from paying dividends.

Proceeds from the credit facilities were used (i) to retire the
$45,600
balance outstanding under the Company's Term Loan, (ii) to retire the
$3,500
outstanding under the Company's revolving line of credit, (iii) to redeem for approximately $15,700, all of the outstanding shares of the Company's Series H
Preferred Stock and (iv) to pay costs associated with the financing transactions.

On March 11, 1998, as a result of financial covenant violations by the Company at December 28, 1997, the credit facility with Congress Financial Corporation and Madeleine L.L.C. was amended ("Amendment No. 1 to Loan and Security
Agreement"). The amendment was deemed effective as of December 24, 1997, and as such, the Company was in compliance at December 28, 1997.

At December 28, 1997 maturities of outstanding long-term debt and capital lease obligations over the next five years and thereafter are as follows:

   Year   		Total
-----------		----------
   1998		$ 1,913
   1999		10,560
   2000		2,228
   2001		2,373
   2002		2,594
   Thereafter		49,163
		-------
   Total		68,831

Less interest related
  to capital leases		56
		-------
		$68,775
		=======

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

By December 22, 1998, all USTs must be corrosion protected, overfill/spill protected. As of December 28, 1997, the Company was in complete compliance with leak detection standards and 75% completed with the corrosion and overfill/spill requirements. The Company estimates that it will make additional capital expenditures of $1,800 in 1998 to be in full compliance with the regulations by the December 22, 1998 deadline.

Additionally, the Company estimates that the total future cost of performing remediation on contaminated sites will be approximately $20,698, of which approximately $18,928 are probable of reimbursement by state trust funds.

On April 22, 1997, the Company entered into an agreement with ECA whereby ECA replaced the previous environmental consulting firm at all existing contaminated sites with the exception of approximately 25 sites in Florida.
Under this agreement ("Direct Bill Agreement"), ECA remediates the sites and files for reimbursement from the applicable state. The Company experiences no cash flows for these sites, other than the cost of the deductible and the cost to remediate any sites deemed non-qualified for reimbursement by the state.
The agreement poses no exposure to the Company in the event that payments from the state trust funds are delayed or denied. With the Direct Bill Agreement, the future cash flows to the Company for remediating contaminated sites is approximately $1,770. However, the Company is ultimately responsible for the remediation liability, and accordingly, such liabilities remain recorded on the consolidated balance sheet.

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

In connection with environmental conditions at certain of the Company's
California stores, legal proceedings have been brought by third parties against the Company generally alleging that releases of refined products at these stores have caused damages to the third parties. The Company's position has been that its general liability insurance policies cover legal defense costs and damages related to these claims, but the Company's insurance carriers have generally argued that the policies do not provide for such coverage. After several years of legal actions, the Company began settlement discussions with certain of the insurance carriers and, in 1994, the Company agreed to accept cash payments totaling $5,050 ($2,525 recognized in earnings in 1994) in settlement of all outstanding disputes with five of the carriers.


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

The Company leases office space in various locations and has operating leases on certain retail outlets and computer equipment. Total operating lease expense for the Company during 1997, 1996, and 1995 was approximately $12,954,
$13,878 and $12,413, respectively. Future minimum rental payments required under all leases which have primary or remaining noncancellable terms in excess of one year as of December 28, 1997 are as follows:

1998		7,482
1999		6,589
2000		5,307
2001		4,089
2002		2,887
Thereafter		4,479
		------
   Total		30,833
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


NOTE (8)  STOCKHOLDERS' EQUITY

On February 28, 1995, Harken Energy Company ("Harken"), the Company's former parent, entered into an agreement with certain of the Company's major stockholders whereby Harken sold 63,937 shares of the Company's $6.00 Convertible Preferred Stock, Series C ("Series C Preferred Stock"), along with the right to all accrued but unpaid dividends thereon, to such stockholders.
In addition, Harken sold its remaining 817 shares of the Series C
Preferred
Stock, along with the right to all accrued but unpaid dividends thereon, to a director of the Company. On April 1, 1995, the Company issued an additional
10,902 shares of its Series C Preferred Stock to the holders of the Series C
Preferred Stock in payment of all cumulative but unpaid dividends through
March 31, 1995. The Series C Preferred Stock ranked senior to the common stock or any other capital stock in right of payment of dividends or distributions. It was also exempt from anti-dilution provisions from the sale or conversion of certain previously issued preferred stock or warrants to purchase common stock or preferred stock. As of December 29, 1996, the
Company had cumulative but unpaid dividends on the Series C Preferred
Stock of
$757.

On January 27, 1997, the Company sold 140,000 shares of its newly issued
Series H Preferred Stock, ("Series H Preferred Stock") to the same major
stockholders that held substantially all of the Company's Series C
Preferred
Stock.  The Series H Preferred Stock was entitled to receive semi-
annual
dividends at the rate of 13% per annum paid in additional shares of
Series H
Preferred Stock  on January 20 and July 20 of each year beginning
July 20,
1997.  As such, on July 20, 1997, the Company issued to the existing
Series H
Preferred Stock Shareholders, 9,100 shares as dividends.  The Series
H
Preferred Stock had no voting rights, but ranked senior to any capital stock
or other equity securities of the Company.  The Series H Preferred
Stock had a
liquidation value of $14,000, and was recorded at a net amount of
$12,568
after deducting issuance fees of $560 and the value of the 960,000 warrants of
$872.  The excess of the liquidation value over the carrying value was to be
accreted monthly over the three-year mandatory redemption period.
Net
proceeds of $13,440 from the sale of the Series H Preferred Stock were used by
the Company in the following manner:  $8,359 to redeem all of the
75,656
outstanding shares, plus all accrued but unpaid dividends of the Company's
Series C Preferred Stock; and $5,081 for general corporation purposes, including paying down a portion of amounts outstanding under the revolving line of credit.

On December 24, 1997, the Company refinanced its Term Loan, and a portion of the proceeds were used to redeem all of the outstanding shares of Series H
Preferred Stock. The remaining $995 of liquidation value over the carrying value of the Preferred Stock was charged to additional paid in capital at such time. Dividends of $834 were also paid to the stockholders at the time of redemption.


NOTE (9)  EMPLOYEE BENEFIT PLAN

The Company does not provide post-retirement benefits for its employees.

The Company has a 401(k) retirement savings plan (the "Plan") covering all employees meeting minimum age and service requirements. The Company will match 50% of tax deferred employee contributions up to 6% of the employee's compensation. The Board of Directors of the Company may also elect to make additional contributions to be allocated among all eligible participants in accordance with the provisions of the Plan. There were approximately 425, 435 and 352 participants in the Plan at year end 1997, 1996 and 1995, respectively. Company contributions, which are funded currently, were $236,
$229 and $96 for 1997, 1996 and 1995, respectively.


NOTE (10)  STOCK OPTION PLANS

On May 30, 1991, the Board of Directors of the Company adopted the
1991 Stock
Option Plan, which received stockholder approval at a Special Meeting held on
 August 9, 1991 (the "1991 Plan"). The 1991 Plan, as amended (latest amendment in 1997), provides for issuance of options to purchase up to
3,500,000 shares of the Company's common stock to key employees and directors. In October 1993, all of the options having an exercise price of
$1.50 were exchanged for the options that have an exercise price of $1.00.
The aggregate compensation expense related to the issuance of non-qualified stock options and the exchange of the $1.50 stock options under the 1991 Plan is $741, and is being amortized over vesting periods through July 1998. The
Company recognized expense related to these stock options of $65, $143 and
$188 in 1997, 1996 and 1995, respectively. The average remaining life of the outstanding options under the 1991 Plan is five and one-half years. Information regarding the 1991 Plan is as follows:

		Number of Shares
		----------------------------------
---------
	1997	1996	1995
	-----------	-----------	-----------
Outstanding at beginning of period
  (weighted average $1.00)	2,290,000 	2,375,000 	2,295,000
Granted at $1.00 to $1.25 per share	500,000 	50,000 	135,000

Granted at $0.8125 per share	200,000 	- 	-
Exercised at $1.00 per share	- 	(40,000)	(5,000)
Canceled	(10,000)	 (95,000)	  (50,000)
	--------- 	--------- 	---------
Balance at end of period	2,980,000 	2,290,000 	2,375,000
	========= 	========= 	=========
Weighted average exercise price at
  end of period	1.00 	1.00 	1.00
	==========	==========	==========
Exercisable at end of period	2,217,500 	2,002,503 	1,764,004
	========= 	========= 	=========
Weighted average exercise price at
  end of period	1.00 	1.00 	1.00
	==========	=========	=========
Available for grant at end of period	452,000 	  152,000
107,000
	========= 	========= 	=========

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

On March 25, 1994, grants representing 6,500,000 shares of common stock were
awarded to key officers of the Company.  The 1994 Plan was approved at the
Company's 1994 Annual Meeting of Stockholders on June 17, 1994.  In
September
1996 and March 1997, the 1994 Plan was amended by the Board of
Directors, and
approved by stockholders of the Company on June 27, 1997, (i) to increase the
 number of shares of Common Stock subject thereto from 6,750,000 to
8,000,000
and (ii) to avoid certain detrimental tax consequences to the option holder that could occur if certain vesting events occur. As of December 28, 1997, grants representing 7,843,000 shares of common stock awarded to key officers of the Company remain outstanding. The average remaining life of the outstanding options under the 1994 Plan is eight and one-half years.

Proforma disclosures for options granted after January 1,1995, as if the
Company adopted the cost recognition requirements under SFAS 123 in 1996, are presented below:

	1997	1996	1995
	------------------	-----------------	-----------------
	As		As	       As
	Reported	Proforma	Reported	Proforma	Reported
	Proforma
	---------	----------	---------	--------	--------	---
-----
Net income (loss)	$(11,191)	$(11,221)	$(15,075)	$(15,107)	$
5,264	$ 5,242
Diluted income (loss)
 per common share	$   (.21)	$   (.21)	$   (.23)	$   (.23)	$
 .06	$   .06

The fair value of each option granted is estimated on the grant date
	using the Black-Scholes Model. The following assumptions were made in
	estimating fair value:

ASSUMPTIONS:

<Caption)
		1997		1996		1995
		----		----		----
Dividend yield  	0.00%	0.00%	0.00%
Risk-free interest rate	  6.11%	6.11%	6.11%
Expected volatility	118.59%	85.79%	85.79%
Expected life	8 years	8 years	8 years

NOTE (11)  INCOME TAXES

As discussed in Note 2 - Quasi-Reorganization, the Company is required to credit the tax benefits realized from the utilization of net operating loss carryforwards which arose prior to the quasi-reorganization directly to paid-in capital. In this regard, the Company recognized a provision in lieu of taxes and credited paid-in capital for $-0-, $-0-, and $2,127 during 1997,
1996 and 1995, respectively. This is a non-cash provision and does not represent deferred taxes.

Total income tax expense (benefit) was allocated as follows:

		Years Ended
		------------------------------------
---------
	December 28,	December 29,	December 31,
	1997	1996	1995
	------------	-----------	------------
Income (loss) from operations	$(346)	$(343)	$  568
Stockholders' equity of recognition of tax
  benefits of net operating loss carry forwards	- 	 -
2,127
	----- 	------	------
	$(346)	$(343)	$2,695
	===== 	======	======

Income tax expense (benefit) attributable to income from operations consists of:

		Years Ended
		------------------------------------
---------
	December 28,	December 29,	December 31,
	1997	1996	1995
	------------	------------	------------
U.S. Federal	$(346)	$(343)	$ 366
State	- 	  - 	  202
	------ 	------	-----
	$(346)	$(343)	$ 568
	====== 	======	=====

Income tax benefit is related to the reduction of the deferred tax liability created by the differences between the assigned values for purchase accounting and tax basis of assets and liabilities acquired in the SJS acquisition.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	  As of
	---------------------------------
	December 28,	December 29,
	1997	1996
	------------	------------
Deferred tax assets:

Accounts receivable, principally
  due to allowance for doubtful accounts	$    11 	$    61
Environmental remediation accruals	449 	470
Insurance accruals	2,949 	3,401
Unearned revenue	- 	79
Other accruals	1,223 	1,014
Net operating loss carry forwards	17,389 	14,669
Alternative Minimum Tax credit carry forwards	1,114 	1,114
	------- 	-------
Total gross deferred tax assets	23,135 	20,808
Less valuation allowance	(11,608)	(4,480)
	------- 	-------
Net deferred tax assets	11,527 	16,328

Deferred tax liabilities:

LIFO Reserve	283 	424
Plant and equipment, principally due to
  differences in depreciation and basis of assets	11,244
	15,904
	------- 	-------
Total gross deferred tax liabilities	11,527 	16,328

        45		------- 	------
-
Net deferred tax liability	$     _ 	$     -
	======= 	=======

The valuation allowance for the deferred tax assets as of December
31, 1995
was $2,758.  The net change in the total valuation allowance for the fiscal
year ended December 28, 1997 and December 29, 1996 was an increase of
$7,128
and $1,722, respectively. For 1997 and 1996, the difference between the expected tax benefit based on the statutory tax rate and the actual income tax benefit is the result of the changes in the valuation allowance during such years.

Net Operating Loss Carry forwards
--------------------------------

Under federal tax law, the amount and availability of net operating loss carry forwards ("NOL") are subject to a variety of interpretations and restrictive tests under which the utilization of such NOL carry forwards could be limited or effectively lost upon certain changes in ownership. After an ownership change, utilization of a loss corporation's NOL is limited annually to a prescribed rate times the value of a loss corporation's stock immediately before the ownership change. During 1992, the Company experienced an ownership change" as defined by the Internal Revenue Code of 1986. The Company's NOL available under the ownership change rules is approximately $51,000 at
December 28, 1997. The NOL will expire if not utilized between 2005 and 2012.
 In addition, the Company has alternative minimum tax NOL carry forwards of approximately $44,000, which are available over an indefinite period, that can be utilized should the Company's alternative minimum tax liability exceed its regular tax liability.


NOTE (12) UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following is a summary of the unaudited quarterly results of operations for the years ended December 28, 1997 and December 29, 1996:

	Quarter Ended
	---------------------------------------------------
	(In thousands except per share data)

	1997	 March 30 	 June 29 	September 28	December 28
		----------	---------	------------	-----------
Revenues	$201,760 	$200,602	$189,102 	$152,939
Gross Profit	37,730 	42,960	37,267 	27,642
Net Income (loss)	(1,139)	2,299	(a)	(1,045)	(11,306)	(b)
Basic earnings (loss) Per
   Common Share	(.02)	    .02		(.02)	(.19)
Diluted earnings (loss) Per
   Common Share	(.02)	.02		(.02)	(.19)

				Quarter Ended
				-------------------------------------
---------------
	(In thousands except per share data)

	1996	 March 31 	 June 30 	September 29	December 29
		----------	---------	------------	-----------
Revenues	$194,760 	$232,469	$225,293	$209,120
Gross Profit	36,061 	45,114	42,946	34,659
Net Income (loss)	(2,569)	1,690	1,494	(15,690)	(c)
Basic earnings (loss) Per
   Common Share	    (.04)	.02	.02	(.24)
Diluted earnings (loss) Per
   Common Share	(.04)	.02	.02	(.24)

(a)	The second quarter 1997 net income includes a non-recurring
gain of $4,465
on the sale of the Tennessee stores.

(b)	The fourth quarter 1997 net loss includes an extraordinary loss of $1,849
on early extinguishment of debt and a non-recurring loss of $3,967 on the sale of convenience stores located primarily in Texas, Florida, Kansas and Missouri.

(c)	The fourth quarter 1996 net loss includes non-recurring charges against
operations of $10,272 primarily related to the write-down of EZPET.

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

                                   PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits


Exhibit
Number                       Description of Exhibit

3.1.1	Amended and Restated Certificate of Incorporation of the Company
	dated December 6, 1990 - incorporated by reference from Exhibit
	3.1.1 of the Company's Annual Report on Form 10-K as of December
	29, 1996.

3.1.2	Certificate of Amendment of Certificate of Incorporation of the
	Company filed July 2, 1992 - incorporated by reference from
	Exhibit 3.1.2 of the Company's Annual Report on Form 10-K as of December 29, 1996.

3.1.3	Certificate of Amendment of Certificate of Incorporation of the
	Company filed February 26, 1993 - incorporated by reference from
	Exhibit 3.1.3 of the Company's Annual Report on Form 10-K as of December 29, 1996.

3.1.4	Certificate of Amendment of Certificate of Incorporation of the
	Company filed November 1, 1993 - incorporated by reference from
	Exhibit 3.1.4 of the Company's Annual Report on Form 10-K as of December 29, 1996.

3.2	Bylaws of the Company restated as of March 25, 1992 - incorporated
	by reference from Exhibit 3.2 of the Company's Annual Report on Form 10-K as of December 29, 1996.

4.1(b)	1991 Stock Option Plan of the Company, as amended - incorporated
	by reference from Exhibit 4.1 of the Company's Annual Report on Form 10-K as of December 29, 1996.

4.2(b)	Amended and Restated 1994 Stock Option Plan of the Company -
	incorporated by reference from Exhibit 4.2 of the Company's Annual Report on Form 10-K as of December 29, 1996.

4.3.1	Registration Rights Agreement dated March 25, 1992 among the
	Company, Phemus Corporation and Intercontinental Mining &
	Resources Limited - incorporated by reference from Exhibit 4.3.1 of the Company's Annual Report on Form 10-K as of December 29, 1996.

4.3.2	Amendment to Registration Rights Agreement dated July 31, 1992,
	among the Company, Phemus Corporation and Intercontinental Mining & Resources Limited - incorporated by reference from Exhibit
	4.3.2 of the Company's Annual Report on Form 10-K as of December
	29, 1996.

4.3.3	Second Amendment to Registration Rights Agreement dated April 21,
	1993, among the Company, Phemus Corporation, Quadrant Capital Corp. and Intercontinental Mining & Resources Incorporated - incorporated by reference from Exhibit 4.3.3 of the Company's Annual Report on Form 10-K as of December 29, 1996.

4.3.4	Third Amendment to Registration Rights Agreement dated as of
	January 27, 1997, among the Company, Phemus Corporation and Intercontinental Mining & Resources Incorporated - incorporated by reference from Exhibit 4.4 of the Company's Current Report on Form
	8-K dated January 27, 1997.

4.4.1	Registration Rights Agreement dated July 31, 1992, between the
	Company and Tenacqco Bridge Partnership, L.P. - incorporated by reference from Exhibit 4.4.1 of the Company's Annual Report on Form 10-K as of December 29, 1996.

4.4.2	Amendment to Registration Rights Agreement dated April 21, 1993,
	among the Company, Tenacqco Bridge Partnership, L.P. and DLJ Capital Corporation - incorporated by reference from Exhibit 4.4.2 of the Company's Annual Report on Form 10-K as of December 29, 1996.

4.5.1	Amended and Restated Stockholders Agreement dated June 1, 1994,
	among DLJ Capital Corporation, Tenacqco Bridge Partnership, L.P., Phemus Corporation, Intercontinental Mining & Resources
	Incorporated, Quadrant Capital Corp., and the Company - incorporated by reference from Exhibit 4.5.1 of the Company's Annual Report on Form 10-K as of December 29, 1996.

4.5.2	Amendment No. 1 to Stockholders Agreement dated as of January 27,
	1997, among DLJ Capital Corporation, Tenacqco Bridge Partnership, L.P., Phemus Corporation, Intercontinental Mining & Resources Incorporated and the Company - incorporated by reference from
	Exhibit 4.3 of the Company's Current Report on Form 8-K dated
	January 27, 1997.

4.5.3	Revised Schedule 1 to Stockholders Agreement dated as of March 28,
	1997 - incorporated by reference from Exhibit 4.5.3 of the Company's Annual Report on Form 10-K as of December 29, 1996.

4.6	Form of Common Stock Purchase Warrant of the Company issued
	pursuant to the Securities Purchase Agreement dated January 27, 1997, between the Company and Phemus Corporation - incorporated by reference from Exhibit 4.5 of the Company's Current Report on Form 8-K dated January 27, 1997.


10.1	Form of Lease executed by Taylor Petroleum, Inc. as Tenant agent -
	incorporated by reference from Exhibit 10.2 of the Company's Annual Report on Form 10-K as of December 29, 1996.

10.2	Agreement Regarding Leases effective as of March 1, 1992, among
	the Company, Anadarko Development Company, Dakota Land Company, Salt Fork Company, Inc., Larry Jack Taylor, and First National Bank of Boston agent - incorporated by reference from Exhibit 10.3 of the Company's Annual Report on Form 10-K as of December 29, 1996.

10.3	Stock Acquisition Agreement dated March 31, 1994, between the
	Company and ESCM & Associates, Inc. regarding the sale of Amber Refining, Inc. and Amber Pipeline, Inc. agent - incorporated by reference from Exhibit 10.4 of the Company's Annual Report on Form 10-K as of December 29, 1996.


10.4	Equipment Loan Agreement dated December 24, 1997 between E-Z Serve
	Corporation and FFCA Acquisition Corporation - incorporated by reference from Exhibit 99.1 of the Company's Current Report on Form 8-K dated March 4, 1998.

10.5	Unconditional Guaranty of Payment and Performance dated December
	24, 1997 between E-Serve Corporation and FFCA Corporation - incorporated by reference from Exhibit 99.2 of the Company's Current Report on Form 8-K dated March 4, 1998.

10.6	Unconditional Guaranty of Payment and Performance dated December
	24, 1997 between E-Z Serve Corporation and FFCA Corporation - incorporated by reference from Exhibit 99.3 of the Company's Current Report on Form 8-K dated March 4, 1998.

10.7	Loan Agreement dated December 24, 1997 between E-Z Serve
	Corporation and FFCA Acquisition Corporation - incorporated by reference from Exhibit 99.4 of the Company's Current Report on Form 8-K dated March 4, 1998.

10.8	Guarantee Agreement dated December 24, 1997 between E-Z Serve
	Corporation and Congress Financial Corporation and Madeleine L.L.C. - incorporated by reference from Exhibit 99.5 of the Company's Current Report on Form 8-K dated March 4, 1998.

10.9	Loan and Security Agreement dated December 24, 1997 between E-Z
	Serve Corporation and Madeleiine L.L.C. and Congress Financial Corporation (Southwest) - incorporated by reference from Exhibit
	99.1 of the Company's Current Report on Form 8-K dated March 4,
	1998.

10.10	Securities Purchase Agreement dated January 27, 1997, between the
	Company and Phemus Corporation - incorporated by reference from
	Exhibit 99.1 of the Company's Current Report on Form 8-K dated
	January 27, 1997.

10.11	Guaranty Agreement dated April 22, 1997 between E-Z Serve
	Corporation and Environmental Corporation of America - incorporated by reference from Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q as of March 30, 1997.

10.12	Stock Purchase Agreement dated April 22, 1997 between E-Z Serve
	Corporation and Restructure, Inc. - incorporated by reference from
	Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q as of
	March 30, 1997.

10 13	Agreement to Perform Financed Site Assessment and Remediation
	Services dated April 22, 1997 between E-Z Serve Convenience Stores, Inc. and Environmental Corporation of America, Inc. - incorporated by reference from Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q as of March 30, 1997.

10.14	Asset Sale and Purchase Agreement dated April 30, 1997 between E-Z
	Serve Convenience Stores, Inc. and MAPCO Petroleum, Inc. - incorporated by reference from Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q as of March 30, 1997.

10.15	Purchase and Sale Agreement dated May 2 1997 between E-Z Serve
	Convenience Stores, Inc. and Island Holdings, Ltd. - incorporated by reference from Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q as of March 30, 1997.

10.16(a)	Purchase and Sale Agreement dated November 11, 1997 between the
	Company and FFP Partners, L.P.

10.17(a)	Purchase and Sale Agreement dated November 12, 1997 between the
	Company and Automated Petroleum and Energy Co., Inc.

10.18(b)	Employment Agreement dated March 4, 1997, between Kathleen
	Callahan-Guion and the Company - incorporated by reference from
	Exhibit 10.3 of the Company's Annual Report on Form 10-K as of
	December 29, 1996.

21(a)	Subsidiaries of the Registrant.

23	Consent of KPMG Peat Marwick LLP to the incorporation of their
	report, included in this Form 10-K for the year ended December 28, 1997, into the Company's previously filed Registration Statements on Forms S-8.

27	Financial Data Schedule for the period ended December 28, 1997.






________________
(a)   filed herewith
(b)   Management contract or compensatory plan or arrangement.




(b)	The Company did not file any reports on Form 8-K during the three months ended December 28, 1997.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				E-Z
SERVE CORPORATION
(Registrant)

				By:
/s/ NEIL H. MCLAURIN
	   -----------------------
Neil H. McLaurin
Chairman of the Board and
Chief Executive Officer

Date:	    March 30, 1998
-----------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/ NEIL H. MCLAURIN  	Chairman of the Board	Date:     March 30, 1998
---------------------------	and Chief Executive Officer	-------------------
NEIL H. MCLAURIN

  /s/ ELIZABETH L. MARSHALL	Controller	Date:     March 30, 1998
---------------------------		-------------------
ELIZABETH L. MARSHALL

    	Director	Date:
---------------------------		-------------------
DONALD D. BEANE

  /s/ JOHN M. SALLAY    	Director	Date:     March 30, 1998
---------------------------		-------------------
JOHN M. SALLAY

  /s/ JOHN R. SCHOEMER  	Director	Date:     March 30, 1998
---------------------------		-------------------
JOHN R. SCHOEMER

  /s/ LARRY J. TAYLOR   	Director	Date:     March 30, 1998
---------------------------		-------------------
LARRY J. TAYLOR

  	Director	Date:
---------------------------		-------------------
PAUL THOMPSON III