Form 10-Q
period 1998-03-29
E Z SERVE CORPORATION
filed 1998-05-11
CIK 868575

==================================================================

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C. 20549


                       ----------------------
                             FORM 10-Q
                       ----------------------


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 29, 1998

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

                 ----------------------------

           Common Stock $.01 par value:  69,351,530
      (Number of shares outstanding as of May 5, 1998


==================================================================

                  E-Z SERVE CORPORATION AND SUBSIDIARIES
                                FORM 10-Q
                    FOR THE QUARTER ENDED MARCH 29, 1998

                                  INDEX

Item
Number                                                        Page

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets
         March 29, 1998 and December 28, 1997                  1-2

         Consolidated Statements of Operations for the
         Three Months ended March 29, 1998 and
         March 30, 1997                                          3

         Consolidated Statements of Stockholders' Equity for
         the Year ended December 28, 1997 and Three Months
         ended March 29, 1998                                    4

         Consolidated Statements of Cash Flows for the
         Three Months ended March 29, 1998 and
         March 30, 1997                                        5-6

         Notes to Consolidated Financial Statements           7-12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                 13-20


                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                      21

Item 2.  Changes in Securities                                  21

Item 3.  Defaults Upon Senior Securities                        21

Item 4.  Submission of Matters to a Vote of Security Holders    21

Item 6.  Exhibits and Reports on Form 8-K                       21


SIGNATURES                                                      22

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                E-Z SERVE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                     (Unaudited and In Thousands)

                                         March 29,   December 28,
                                           1998          1997
                                         --------    -----------
ASSETS
------
Current Assets:
  Cash and cash equivalents                $  8,125    $  8,093
  Receivables, net of allowance for
    doubtful accounts                         5,670       6,195
  Inventory - Merchandise                    19,543      18,371
            - Gasoline                        4,932       5,655
  Environmental receivables                   3,100       3,100
  Prepaid expenses and other current assets   2,593       2,026
                                            -------    --------

      Total Current Assets                   43,963      43,440

  Property and equipment, net of
    accumulated depreciation and
    amortization                            108,297     108,557
  Environmental receivables                  16,104      16,280
  Other assets                                2,969       3,158
                                           --------    --------

                                           $171,333    $171,435
                                           ========    ========



















     The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.


                E-Z SERVE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS  (Continued)
                     (Unaudited and In Thousands)

                                            March 29, December 28,
                                              1998       1997
                                            --------  -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Current portion of long-term obligations  $  1,879     $  1,881
  Trade payables                              24,092       25,135
  Accrued liabilities and other               16,802       17,282
  Current portion of environmental
    liability                                  3,412        3,739
                                            --------     ---------
      Total Current Liabilities               46,185       48,037
                                            --------     --------

Long-Term Obligations:
  Payable to banks, net of current portion    70,608       66,719
  Obligations under capital leases               170          175
Environmental liability                       16,959       16,959
Other liabilities, net of current portion      4,835        4,956
                                            --------      -------
      Total Long-Term Liabilities             92,572       88,809
                                            --------     --------

Stockholders' Equity:
  Common Stock, $.01 par value, authorized
   100,000,000 shares; 69,351,530 shares
   issued and outstanding at March 29,
   1998 and December 28, 1997                    694          694
  Additional paid-in capital                  47,031       47,021
  Accumulated deficit subsequent to
   March 28, 1993, date of quasi-
   reorganization                            (15,149)     (13,126)
                                            --------     --------
      Total Stockholders' Equity              32,576       34,589
                                            --------     --------
                                            $171,333     $171,435
                                            ========     ========








    The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                     E-Z SERVE CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
      (Unaudited and In Thousands, except per share amounts)

                                             Three Months Ended
                                         ------------------------
                                          March 29,    March 30,
                                            1998          1997
                                         -----------  -----------
Revenues:
  Gasoline (Includes excise taxes of
   approximately $22,464 and $35,110
   for the three month 1998 and 1997
   periods, respectively)                $   66,999   $  124,046
  Convenience store                          53,973       73,612
  Other income, net                           2,152        4,102
                                         ----------   ----------
                                            123,124      201,760
                                         ----------   ----------
Cost and Expenses:
  Cost of sales:
    Gasoline                                 59,262      112,636
    Convenience store                        36,536       51,394
    Operating expenses                       19,612       28,033
    Selling, general and administrative
      expenses                                4,615        5,739
  Depreciation and amortization               3,192        3,341
  Interest expense                            2,016        2,369
                                         ----------   ----------
                                            125,233      203,512
                                         ----------   ----------
Loss before income taxes                     (2,109)      (1,752)
Income tax benefit                              (86)        (613)
                                         ----------   ----------
    Net loss                                 (2,023)      (1,139)
Preferred Stock dividends and accretion          --         (394)
                                         ----------   ----------
Net loss attributable to Common Stock    $   (2,023)  $   (1,533)
                                         ==========   ==========
Basic loss per common share              $     (.03)  $     (.02)
                                         ==========   ==========
Diluted loss per common share            $     (.03)  $     (.02)
                                         ==========   ==========
Weighted average common shares
  outstanding:
      Basic                              69,351,530   69,157,992
                                         ==========   ==========
      Diluted                            69,351,530   69,157,992
                                         ==========   ==========



     The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                     E-Z SERVE CORPORATION
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Unaudited and In Thousands)

                                       Additional
              Preferred       Common     Paid-In    Accumulated
                Stock          Stock      Capital    Deficit    Total
             ------------   ----------  ----------  ---------   ------
             Shrs     $    Shrs     $
             ----    ----  ------   ----
Balance,
  December 29,
   1996        76    $   1 69,120   $691  $56,527  $ (1,935)  $ 55,284
  Net loss     --       --     --     --       --   (11,191)   (11,191)
  Exercise of
    stock
    options   --       --     232      3        91       --        94
  Deferred
    compensation-
    stock
    options    --       --     --     --        65       --        65
  Retirement
    of Series
    C Preferred
    Stock     (76)     (1)      --     --   (7,566)      --     (7,567)
  Dividends -
    Series C
    Preferred
     Stock     --       --       --     --    (792)      --       (792)
  Common Stock
     Purchase
     Warrants  --       --       --     --     872       --       872
  Dividends - Series H
    Preferred
    Stock      --       --       --      -- (1,743)      --     (1,743)
  Accretion of Series H
    Preferred
    Stock      --       --       --      -- (1,431)      --     (1,431)
  Other        --       --       --      --    998       --        998
              ----    ----      ----     --- ------  -------    --------

Balance,
  December 28,
  1997         --     $ --    69,352   $694 $47,021 $(13,126)  $ 34,589
  Net loss     --       --       --      --      --  ( 2,023)    (2,023)
  Deferred
    compensation-
    stock
    options    --       --       --      --      10       --         10
             ----     ----    -----    ---- -------  -------   --------
Balance,
 March 29,
  1998        --       --     69,352   $694 $47,031 $(15,149)  $ 32,576
            ====     ====     ======   ==== =======  ========  ========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                     E-Z SERVE CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Unaudited and In Thousands)


                                                  Three Months Ended
                                                ----------------------
                                                March 29,    March 30,
                                                  1998         1997
                                                ---------    ---------
Cash flows from operating activities:
  Net loss                                      $ (2,023)    $ (1,139)
  Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
    Depreciation and amortization -
      fixed assets                                 3,192        3,341
    Amortization - deferred financing costs          105          346
    Payments for environmental remediation          (151)        (470)
    Payments for removal of underground
      storage tanks                                   (8)         (79)
    Stock option expense                              10           16
    Gain on sale of assets                            --         (380)
Changes in current assets and liabilities:
    Decrease in accounts and
      notes receivable                               525          678
    (Increase) decrease in inventory                (449)       1,676
    Increase in prepaid
      expenses and other                            (142)        (312)
    Decrease in trade payables
      and accruals                                (1,515)      (3,028)
  Other - net                                        (37)         260
                                                --------    ---------
      Net cash provided by (used in)
        operating activities                        (493)         909
                                                --------   ----------

  Cash flows from investing activities:
    Net proceeds from sale of assets                  --          647
    Capital expenditures and other
      asset additions                             (2,932)        (938)
                                                --------    ---------
      Net cash used in investing activities       (2,932)        (291)
                                                --------    ---------












   The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                     E-Z SERVE CORPORATION
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                  (Unaudited and In Thousands)

                                                Three Months Ended
                                           -----------------------
                                            March 29,    March 30,
                                              1998          1997
                                           ---------   -----------
Cash flows from financing activities:
  Net borrowings (payments) under
    revolving line of credit                $ 4,227       $(1,000)
  Payments of long-term debt                   (345)       (3,640)
  Payments for deferred financing costs        (425)         (425)
  Issuance of Common Stock                       --            80
  Proceeds from long term debt                   --            10
  Retirement of Preferred C Stock                --        (7,567)
  Dividends on Preferred C Stock                 --          (792)
  Issuance of Preferred H Stock, net             --        13,440
                                            -------       -------
    Net cash provided by financing
    activities                                3,457           106
                                            -------       -------

Net increase in cash and  cash equivalents       32           724
Cash and cash equivalents at beginning
  of period                                   8,093         6,333
                                            -------       -------

Cash and cash equivalents at the end
  of period                                 $ 8,125       $ 7,057
                                            =======       =======

Non-cash effect of:
  Series H Preferred Stock Dividends        $   --        $   314
                                            -------       -------

Supplemental disclosures of
  cash flow information:
    Net cash paid during the period for:
      Interest                              $ 1,911       $ 2,454
      Income taxes                              --            --











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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for preparing Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 29, 1998 are not necessarily indicative of the results that may be expected for the year ending December 27, 1998. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 1997.

Certain items in the 1997 consolidated financial statements have been reclassified to conform with the presentations in the March
29, 1998 consolidated financial statements.


NOTE (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

Reference is made to the Notes to Consolidated Financial
Statements included in the Company's annual report on Form 10-K for the year ended December 28, 1997.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earning Per Share". SFAS 128 specifies new measurement, presentation and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption. The Company has adopted SFAS No. 128 effective with the release of December 28, 1997 earnings data, and accordingly, has restated herein all previously reported earnings per share data. Basic earnings (loss) per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options, warrants and convertible Preferred Stock. Income (loss) attributable to

                     E-Z SERVE CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            (Unaudited)
                     (Dollars in Thousands)


Common Stock is the numerator for the basic earnings (loss) per share computation, and income (loss) attributable to Common Stock, adjusted for assumed conversions of Preferred Stock and reduction of preferred dividends, is the numerator for the diluted earnings per share computation. A reconciliation of the weighted average common shares outstanding on a basic and diluted basis as of March 29, 1998 and March 30, 1997 is as follows:

                                       March 29,           March 30,
                                         1998                1997
                                   ----------------     ---------------
                                   Common     Per       Common    Per
                                   Shares     Share     Shares    Share
                                   ------     -----     ------     -----
[S]                               [C]         [C]     [C]         [C]

   Weighted average common
     shares outstanding - Basic   69,351,530  (.03)   69,157,992  (.02)

   Effect of dilutive securities:
     Options and warrants              --                 --
                                  ----------          ----------
   Weighted average common shares
     outstanding - Diluted        69,351,530  (.03)   69,157,992  (.02)
                                  ==========          ==========

Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive are as follows:

                                      March 29,        March 30,
                                        1998             1997
                                     ----------        ---------
   Options and warrants              11,633,000        9,390,000

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with other financial statements; and the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. The adoption of SFAS 130 in 1998 had no impact on the Company's consolidated financial statements.

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

NOTE (4) LONG-TERM OBLIGATIONS AND CREDIT ARRANGEMENTS
------------------------------------------------------

Long-term obligations consist of the following:

                                              March 29,  December 28,
                                                1998         1997
                                             ----------  ------------
  Revolving lines of credit payable to banks  $12,727      $ 8,500
  Notes payable to banks                       59,690       60,000
    Current portion                            (1,809)      (1,781)
                                              --------     --------
                                               70,608       66,719
                                              -------      -------

  Capital lease obligations                       240          275
    Current portion                               (70)        (100)
                                              -------      -------
                                                  170          175
                                              -------      -------

      Total long-term obligations             $70,778      $66,894
                                              =======      =======

On December 24, 1997, the Company entered into a term credit facility with FFCA Acquisition Corporation ("FFCA"). The FFCA credit facility provided for a $51,912 mortgage loan (the "Mortgage Loan") and an $8,088 equipment loan (the "Equipment Loan"). The Mortgage Loan is comprised of individual floating interest rate mortgages on 100 fee properties and fixed rate mortgages on 48 fee properties. The floating interest rate, which was set at 9.46% at closing, is adjusted monthly and is equal to LIBOR plus 3.5%. The floating interest rate at March 29, 1998 was 9.1%. The fixed rate is 9.27%. The Mortgage Loan is amortized

                     E-Z SERVE CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          (Unaudited)
                     (Dollars in Thousands)


over 20 years. The Equipment Loan is secured by equipment located at 104 leasehold sites and mortgages on 49 fee properties. The Equipment Loan also has a floating interest rate with the same terms as the Mortgage Loan and is amortized over 7 years. The FFCA credit facility requires monthly payments on the first day of each month. These monthly payments, including interest, currently total approximately $613. A commitment fee of 1% of the total amount financed was paid at closing. The fee was treated as deferred financing costs and is being amortized proportionately over the terms of the loans.

Also, on December 24, 1997 the Company entered into a credit facility with Congress Financial Corporation and Madeleine L.L.C. The facility provides a $25,000 Revolving Line of Credit ("Revolver") for working capital and letters of credit subject to a borrowing base limitation. A commitment fee of 1.25% was paid at closing. The fee was treated as deferred financing costs and is being amortized over the term of the loan. The Revolver is secured by substantially all of the Company's inventories and receivables and some store equipment. The Revolver matures on December 23, 1999. The Revolver bears interest on outstanding cash draws at 2.5% plus the greater of the prime lending rate (8.5% at March 29, 1998) or 8.5%. At March 29, 1998, there were
$12,727 outstanding borrowings under the Revolver and there were $6,960 outstanding letters of credit issued primarily for workers compensation claims. Also, at March 29, 1998 the Company had $2,901 available on its Revolver. The credit facilities contain various debt covenants, including a restriction from paying dividends.

Proceeds from the credit facilities were used (i) to retire the $45,600 balance outstanding under the Company's prior term loan,
(ii) to retire the $3,500 outstanding under the Company's revolving line of credit in place at that time, (iii) to redeem for approximately $15,700, all of the outstanding shares of the Company's Series H Preferred Stock and (iv) to pay costs associated with the financing transactions.

On March 11, 1998, as a result of financial covenant violations by the Company at December 28, 1997, the credit facility with Congress Financial Corporation and Madeleine L.L.C. was amended ("Amendment No. 1 to Loan and Security Agreement"). The amendment was deemed effective as of December 24, 1997, and as such, the Company was in compliance at December 28, 1997 and at March 29, 1998.

NOTE (5) COMMITMENTS AND CONTINGENCIES

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

By December 22, 1998, all USTs must be corrosion protected and overfill/spill protected. As of March 29, 1998, the Company was in complete compliance with leak detection standards and 80% completed with the corrosion and overfill/spill requirements. The Company estimates that it will make additional capital expenditures of $1,500 in 1998 to be in full compliance with the regulations by the December 22, 1998 deadline.

Additionally, the Company estimates that the total future cost of performing remediation on contaminated sites will be approximately $20,371, of which approximately $18,752 are probable of reimbursement by state trust funds.

On April 22, 1997, the Company entered into an agreement with Environmental Corporation of America ("ECA") whereby ECA replaced the previous environmental consulting firm at all existing contaminated sites with the exception of approximately 25 sites in Florida. Under this agreement ("Direct Bill Agreement"), ECA remediates the sites and files for reimbursement from the applicable state. The Company experiences no cash flows for these sites, other than the cost of the deductible and the cost to remediate any sites deemed non-qualified for reimbursement by the state. The agreement poses no exposure to the Company in the event that payments from the state trust funds are delayed or denied. With the Direct Bill Agreement, the future cash flows to the Company for remediating contaminated sites is approximately $1,619. However, the Company is ultimately responsible for the remediation liability, and accordingly, such liabilities remain recorded on the consolidated balance sheet.

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

The Company and its subsidiaries are involved in various lawsuits incidental to its business. The Company's internal counsel monitors all such claims and the Company has made accruals for those which it believes are probable of payment. In management's opinion, an adverse determination would not have a material effect on the Company and its subsidiaries, individually or taken as a whole. In the case of administrative proceedings regarding environmental matters involving governmental authorities, management does not believe that an imposition of monetary sanctions would exceed $100.

                     E-Z SERVE CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          (Unaudited)
                     (Dollars in Thousands)


NOTE (6) REDEEMABLE PREFERRED STOCK

On January 27, 1997, the Company sold 140,000 shares of its newly issued Series H Preferred Stock, ("Series H Preferred Stock") to the same major stockholders that held substantially all of the Company's Series C Preferred Stock. The Series H Preferred Stock was entitled to receive semi-annual dividends at the rate of 13% per annum paid in additional shares of Series H Preferred Stock on January 20 and July 20 of each year beginning July 20, 1997. As such, on July 20, 1997, the Company issued to the existing Series H Preferred Stock stockholders, 9,100 shares as dividends. The Series H Preferred Stock had no voting rights, but ranked senior to any capital stock or other equity securities of the Company. The Series H Preferred Stock had a liquidation value of $14,000 and was recorded at a net amount of $12,568 after deducting issuance fees of $560 and the value of the 960,000 warrants of $872. The excess of the liquidation value over the carrying value was to be accreted monthly over the three-year mandatory redemption period. Net proceeds of $13,440 from the sale of the Series H Preferred Stock were used by the Company in the following manner: $8,359 to redeem all of the 75,656 outstanding shares, plus all accrued but unpaid dividends of the Company's Series C Preferred Stock; and $5,081 for general corporate purposes, including paying down a portion of amounts outstanding under the revolving line of credit in place at that time.

On December 24, 1997, the Company refinanced its term loan with Societe Generale, and a portion of the proceeds were used to redeem all of the outstanding shares of Series H Preferred Stock. The remaining $995 of liquidation value over the carrying value of the Preferred Stock was charged to additional paid-in capital at such time. Accrued dividends on the Series H Preferred Stock of $834 were also paid to the stockholders at the time of redemption.

                     E-Z SERVE CORPORATION
            MANAGEMENTS DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.
         ------------------------------------

The following is Management's discussion and analysis of certain significant factors which have affected the Company's results of operations and balance sheet during the period included in the accompanying consolidated financial statements. Operating data for the three months ended March 29, 1998 and March 30, 1997 is presented below:

                                 Results of Operations
                             -----------------------------
 (In thousands except store counts, per gallon prices and margins)

                                    Actual Stores    Comparable Stores
                                 ------------------ ------------------
                                 March 29, March 30, March 29, March 30,
                                    1998      1997      1998      1997
                                  --------  --------  --------  --------
CONVENIENCE STORE OPERATIONS (1)
--------------------------------
Merchandise:
  Average number of merchandise stores
    during the period                 488       690       488       488
  Merchandise sales               $53,973  $ 73,612   $53,973   $53,980
  Merchandise sales per
    store per month               $  36.9  $   35.6   $  36.9   $  36.9
  Gross profit                    $17,437  $ 22,218   $17,437   $16,558
  Gross profit per
    store per month               $  11.9  $   10.7   $  11.9   $  11.3
  Gross profit percentage           32.31     30.18     32.31     30.67

Gasoline:
  Average number of gasoline stores
    during the period                 468       657       468       468
  Gallons sold                     66,070    90,397    66,070    65,370
  Gallons sold per store per month   47.1      45.9      47.1      46.6
  Revenues                        $66,999  $108,420   $66,999   $77,463
  Price per gallon                $  1.01  $   1.20   $  1.01   $  1.18
  Gross profit                    $ 7,737  $  9,959   $ 7,737   $ 7,024
  Gross profit per store per month$   5.5  $    5.1   $   5.5   $   5.0
  Gross profit per gallon         $0.1171  $ 0.1102   $0.1171   $0.1074

MARKETER OPERATIONS (2)
-----------------------
  Average number of operating locations
    during the period                --         171        --        --
  Gallons sold                       --      12,772        --        --
 Gallons sold per location per month --        24.9        --        --
  Revenues                      $    --    $ 15,626        --        --
  Price per gallon              $    --    $   1.22        --        --
  Gross profit (3)              $    --    $  1,451        --        --
  Gross profit per location
   per month                    $    --    $    2.8        --        --
  Gross profit per gallon       $    --    $ 0.1136        --        --

(1) At March 29, 1998, there were 487 Company operated convenience stores
     (461 of which sold gasoline) and 6 franchised convenience stores.
     However operating results include 488 company operated convenience stores, one of which closed on March 29, 1998.
(2)  Represents non-company operated gasoline retail outlets
("Marketers")
     which were sold on April 22, 1997.
(3) Gross profit is shown before deducting compensation paid to operators of locations not operated by the Company of $616,000 for the three months ended March 30, 1997.

                     E-Z SERVE CORPORATION
            MANAGEMENTS DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

The Company reported net losses of $2,023,000 and $1,139,000 for the three month periods ended March 29, 1998 and March 30, 1997, respectively. The first quarter 1997 loss included a non-recurring gain of $610,000 related to an insurance settlement in the Company's favor.

In the first quarter of 1997, the Company implemented a plan to divest itself of its Marketer operations and of various convenience stores that did not fit its strategic plan, or were outside of its primary market area. As a result of the plan, during 1997 the Company sold its wholly owned subsidiary, EZPET, 20 convenience stores located in the Nashville, Tennessee area, 31 stores in Central Florida and 150 convenience stores located primarily in Texas, Florida, Kansas and Missouri. These sales began closing in April 1997 and were completed in January 1998. Net proceeds from these sales were mandatorily applied to the Company's term loan in place at that time. The completion of the divestiture program enabled the Company to reduce the principal balance during the year to required levels and to refinance the Company's prior term loan and revolving line of credit by December 28, 1997.

Sales and Gross Profit
----------------------

Convenience store merchandise sales decreased 26.7% in the first quarter of 1998 compared to the first quarter of 1997. Merchandise sales at comparable stores remained constant in the first quarter of 1998 as compared to the same 1997 period. For the first quarter of 1998, merchandise revenue comprised 43.8% of the Company's total revenue as compared to 36.5% for the first quarter of 1997.

The average merchandise gross profit margin of 32.31% for the first quarter of 1998 is up by 2.13 percentage points over the 30.18% reported for the same period of 1997. This margin increase reflects higher product margins and increased rebates and allowances. Merchandise gross profit at comparable stores increased 5.3% in the first quarter of 1998 as compared to the first quarter of 1997.

Average gross profit per gallon increased 0.69 cents to 11.71 cents per gallon in the first quarter of 1998 as compared to the first quarter of 1997 reflecting improved market conditions. Sales volumes at comparable stores increased 1.1% in the first quarter of 1998 as compared to the first quarter of 1997. Gasoline gross profit at comparable stores increased 10.2% in the first quarter of 1998 as compared to the first quarter of 1997.

                     E-Z SERVE CORPORATION
            MANAGEMENTS DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Other Income
------------

Other income (which includes money order sales income, gross profit from the sale of lottery tickets, telephone commissions, rental income, interest income, franchise fee income, and other) decreased 47.5% in the three months ended March 29, 1998 as compared to the first three months of 1997. Other income for the first three months of 1997 included $610,000 of non-recurring insurance settlements in the Company's favor. Exclusive of this non-recurring item, the 1998 decrease in other income over the comparable period of 1997 would have been 38.4% and is primarily due to the decline in the number of operating stores in 1998.

Expenses
--------

Total operating expenses at comparable company operated stores increased 2.5% for the first quarter of 1998 as compared to the same period in 1997 as a result of extended operating hours to 24 hours at 85 stores and a minimum wage increase in September 1997. Operating expenses as a percentage of total revenues on a comparable store basis were 15.6% for the first quarter of 1998 as compared to 14.1% for the same period in 1997. Operating expenses on a comparable store basis, as a percentage of merchandise revenue, were 35.3% and 34.4% for the first quarters of 1998 and 1997, respectively.

Selling, general and administrative ("SG&A") expenses for the first quarter of 1998 decreased 19.6% as compared to the first quarter of 1997. This decrease is primarily due to cost reductions associated with the Company's divestiture program. On a comparable store basis, SG&A expenses, as a percent of total revenue, increased to 3.8% in the first quarter of 1998 from 3.2% in the first quarter of 1997.

Depreciation and amortization expense decreased 4.5% in the three months ended March 29, 1998 as compared to the same period in 1997 due to the lower number of operating stores.

Interest expense decreased $353,000 for the three month period ended March 29, 1998 as compared to the same period in 1997 due to decreased debt financing costs as a result of the December 1997 debt refinancing.

Inflation
---------

The Company believes inflation has not had a material effect on its results of operations. The Company does, however, experience short-term fluctuations in its gasoline gross profit margins as a result of changing market conditions for the supply and demand of gasoline.

                     E-Z SERVE CORPORATION
            MANAGEMENTS DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

The following table sets forth key balance sheet amounts and corresponding ratios for periods included in the accompanying consolidated financial statements:

                                         March 29,   December 28,
                                           1998          1997
                                        ----------   ------------
Current assets                         $43,963,000   $43,440,000
Current liabilities                    $46,185,000   $48,037,000
Current ratio                               0.95:1        0.90:1

Long-term debt (including related
  parties, capital leases and other)   $70,778,000   $66,894,000
Stockholders' equity                   $32,576,000   $34,589,000
Long-term debt to equity ratio              2.17:1        1.93:1

Common shares outstanding               69,351,530    69,351,530

Liquidity
---------

Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. Receivables relate to credit card sales, lottery and lotto redemptions, manufacturer rebates, and other receivables. In addition, the Company finances its inventory requirements primarily through normal trade credit terms. This condition allows the Company to operate with a low level of cash and working capital. The Company had a working capital deficit of $2,222,000 at March 29, 1998, as compared to a $4,597,000 deficit at year end 1997. The change is primarily due to a reduction in trade payables and accruals financed by increased revolver borrowings. As of March 29,1998, EZCON had $2,901,000 available on its revolving line of credit with Congress Financial
Corporation and Madeleine L.L.C.

Approximately 54% of the Company's revenues in the first quarter of 1998 were derived from gasoline sales and, because the Company acquires 100% of its product on a virtual spot basis, gross margins are subject to sudden changes as a result of commodity purchase price variations and retail selling pricing pressures. Frequently these movements are not in line with each other which leads to unusually high or low margins. In addition, attempts by major oil companies and others, including the Company, to gain market share may place added pressure on margins and volumes. Instability in the marketplace can lead to operating results that are unprofitable.



                     E-Z SERVE CORPORATION
             MANAGEMENTS DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

Capital Resources
-----------------

On December 24, 1997, the Company entered into a term credit facility with FFCA Acquisition Corporation ("FFCA"). The FFCA credit facility provided for a $51,912,000 mortgage loan (the
"Mortgage Loan") and an $8,088,000 equipment loan (the "Equipment
Loan"). The Mortgage Loan is comprised of individual floating interest rate mortgages on 100 fee properties and fixed rate mortgages on 48 fee properties. The floating interest rate, which was set at 9.46% at closing, is adjusted monthly and is equal to LIBOR plus 3.5%. The floating interest rate at March 29, 1998 was 9.1%. The fixed rate is 9.27%. The Mortgage Loan is amortized over 20 years. The Equipment Loan is secured by equipment located at 104 leasehold sites and mortgages on 49 fee properties. The
Equipment Loan also has a floating interest rate with the same terms as the Mortgage Loan and is amortized over 7 years. The FFCA credit facility requires monthly payments on the first day of each month. These monthly payments, including interest, currently total approximately $613,000. A commitment fee of 1% of the total amount financed was paid at closing. The fee was treated as deferred financing costs and is being proportionately amortized over the terms of the loans.

Also, on December 24, 1997 the Company entered into a credit facility with Congress Financial Corporation and Madeleine L.L.C.
The facility provides a $25,000,000 Revolving Line of Credit
("Revolver") for working capital and letters of credit subject to a borrowing base limitation. A commitment fee of 1.25% was paid at closing. The fee was treated as deferred financing costs and is being amortized over the term of the loan. The Revolver is secured by substantially all of the Company's inventories and receivables and some store equipment. The Revolver matures on December 23, 1999. The Revolver bears interest on outstanding cash draws at 2.5% plus the greater of the prime lending rate or 8.5%. At March 29, 1998, there were $12,727,000 borrowings under the Revolver and there were $6,960,000 outstanding letters of credit issued primarily for workers compensation claims. Also at March 29, 1998, the Company had $2,901,000 available on its Revolver. The credit facilities contain various debt covenants, including a restriction from paying dividends.

Proceeds from the credit facilities were used (i) to retire the $45,600,000 balance outstanding under the Company's prior term

                     E-Z SERVE CORPORATION
            MANAGEMENTS DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


loan, (ii) to retire the $3,500,000 outstanding under the Company's revolving line of credit in place at that time, (iii) to redeem for approximately $15,700,000, all of the outstanding shares of the Company's Series H Preferred Stock (discussed below) and (iv) to pay costs associated with the financing transactions.

On March 11, 1998, as a result of financial covenant violations by the Company at December 28, 1997, the credit facility with Congress Financial Corporation and Madeleine L.L.C. was amended
("Amendment No. 1 to Loan and Security Agreement"). The Amendment was deemed effective as of December 24, 1997, and as such, the Company was in compliance at December 28, 1997 and at March 29, 1998.

On January 27, 1997, the Company entered into a Securities
Purchase Agreement, ("Purchase Agreement") whereby the Company issued and sold 140,000 shares of Series H Preferred Stock to certain of its major stockholders. Net proceeds of $8,359,000 from the sale were used to redeem all of the Company's 75,656 outstanding shares of Series C Preferred Stock and net proceeds of $5,081,000 were used for general corporate purposes, including paying down a portion of amounts outstanding under the Company's revolving line of credit in place at that time. As discussed above, on December 24, 1997, $15,700,000, from the Company's new credit facility, was used to redeem all of the outstanding shares of the Series H Preferred Stock.

Due to capital constraints brought about largely by operating losses and by the environmental expenditure requirements discussed below, the Company was unable to properly upgrade its facilities prior to 1994. However, as a result of improved operating results, the Company made discretionary capital expenditures of $7,768,000, and $10,936,000 in 1996 and 1995, respectively.
However, according to the terms of the Company's credit facility in place at the time, if projected levels of profitability were not maintained, the Company's capital expenditures could be constrained. In this regard, based on reduced cash flow in 1996, discretionary capital expenditures were essentially halted in mid-year and remained constrained throughout 1997. Discretionary capital expenditures were $1,305,000 and $334,000 for 1997 and the first quarter of 1998, respectively.

Management has developed a plan to enhance gasoline facilities and/or remodel store interiors at a significant number of existing stores. These facility improvements are projected to yield increases in sales and profit, however, implementation of the plan is dependent on the availability of capital. There can be no assurance the Company will be able to obtain such capital.

Current federal law mandates that, by December 22, 1998, all USTs must be corrosion protected, overfill/spill protected, and have a method of leak detection installed. Each UST is governed by different sections of the regulations which allow for implementation of these requirements during varying periods of up

                     E-Z SERVE CORPORATION
            MANAGEMENTS DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


to ten years based on type and age of the individual UST. All existing USTs must be upgraded to provide corrosion and overfill/spill protection by December 22, 1998. As of March 29,
1998, the Company was in complete compliance with leak detection standards and 80% completed with the corrosion and overfill/spill requirements. The Company estimates that additional expenditures of $1,500,000 will be necessary to meet these upgrade standards.
Additionally, the Company estimates that expenditures of approximately $1,619,000 (net of anticipated reimbursements from state environmental trust funds) will be necessary to perform remediation on contaminated sites. This estimate is based upon assumptions as to the number of tanks to be replaced and certain other factors. The assumptions on which the cost estimates are based may not materialize, and unanticipated events and circumstances may occur. As a result, the actual cost of complying with these requirements may be substantially lower or higher than the estimated costs. The Company anticipates that required expenditures relating to compliance with these regulations will be funded from cash flow from its current operations.

Under federal tax law, the amount and availability of net operating loss carryforwards ("NOL") are subject to a variety of interpretations and restrictive tests under which the utilization of such NOL carryforwards could be limited or effectively lost upon certain changes in ownership. After an ownership change, utilization of a loss corporation's NOL is limited annually to a prescribed rate times the value of a loss corporation's stock immediately before the ownership change. During 1992, the Company experienced an "ownership change" as defined by the Internal
Revenue Code of 1986. The Company's NOL available under the ownership change rules was approximately $51,000,000 at December
28, 1997. The NOL will expire if not utilized between 2005 and 2012. In addition, the Company has alternative minimum tax NOL carryforwards of approximately $44,000,000 which are available over an indefinite period and can be utilized should the Company's alternative minimum tax liability exceed its regular tax liability.

Other
------
The Company has considered the impact of year 2000 issues on its computer systems and applications.  Management believes that all systems that will be in use in the year 2000 and beyond are year
2000 compliant.  No material future costs are anticipated to be incurred for the year 2000 issues.

Disclosure Regarding Forward Looking Statement
----------------------------------------------

Item 2 of this document includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon

                     E-Z SERVE CORPORATION
            MANAGEMENTS DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

Item 6.  Exhibits and Reports on form 8-K
-----------------------------------------

(a)  Exhibits:

     27  Financial Data Schedule for the period ended March 29,
         1998.

(b)  On March 4, 1998, the Company filed a Current Report on
Form 8-K in which it described the refinancing of its long term bank debt.














                     E-Z SERVE CORPORATION



                         SIGNATURES
                      --------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     E-Z SERVE CORPORATION
                                     ---------------------
                                       (Registrant)







DATE: May 8, 1998                  /s/ ELIZABETH L. MARSHALL
      ---------------                  ------------------------
                                       Elizabeth L. Marshall
                                       Controller and
                                       Chief Accounting Officer



