Form 10-Q
period 1998-06-28
E Z SERVE CORPORATION
filed 1998-08-07
CIK 868575

==================================================================

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C. 20549


                       ----------------------
                             FORM 10-Q
                       ----------------------


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 28, 1998

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

                 ----------------------------

           Common Stock $.01 par value:  69,351,530
      (Number of shares outstanding as of July 24, 1998


==================================================================

                  E-Z SERVE CORPORATION AND SUBSIDIARIES
                                FORM 10-Q
                   FOR THE QUARTER ENDED JUNE 28, 1998

                                  INDEX

Item
Number                                                        Page

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets
         June 28, 1998 and December 28, 1997                   1-2

         Consolidated Statements of Operations for the
         Three Months Ended June 28, 1998 and June 29, 1997      3

         Consolidated Statements of Operations for the
         Six Months Ended June 28, 1998 and June 29, 1997        4

         Consolidated Statements of Stockholders' Equity for
         the Year Ended December 28, 1997 and Six Months
         Ended June 28, 1998                                     5

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 28, 1998 and June 29, 1997      6-7

         Notes to Consolidated Financial Statements           8-15

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                 16-26


                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                      27

Item 2.  Changes in Securities                                  27

Item 3.  Defaults Upon Senior Securities                        27

Item 4.  Submission of Matters to a Vote of Security
         Holders                                             27-28

Item 5.  Other Information                                      28

Item 6.  Exhibits and Reports on Form 8-K                    28-29


SIGNATURES                                                      30

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                E-Z SERVE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                     (Unaudited and In Thousands)

                                          June 28,  December 28,
                                            1998        1997
                                         --------    -----------
ASSETS
------
Current Assets:
  Cash                                     $  5,001    $  8,093
  Receivables, net of allowance for
    doubtful accounts                         7,504       6,195
  Inventory - Merchandise                    21,537      18,371
            - Gasoline                        4,884       5,655
  Environmental receivables                   2,828       3,100
  Prepaid expenses and other current assets   2,320       2,026
                                            -------    --------

      Total Current Assets                   44,074      43,440

  Property and equipment, net of
    accumulated depreciation and
    amortization                            107,216     108,557
  Environmental receivables                  14,253      16,280
  Other assets                                2,922       3,158
                                           --------    --------

                                           $168,465    $171,435
                                           ========    ========



















     The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.


                E-Z SERVE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS  (Continued)
                     (Unaudited and In Thousands)

                                             June 28, December 28,
                                              1998       1997
                                            --------  -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Current portion of long-term obligations  $  1,969     $  1,881
  Trade payables                              25,626       25,135
  Accrued liabilities and other               16,789       17,282
  Current portion of environmental
    liability                                  3,257        3,739
                                            --------     --------
      Total Current Liabilities               47,641       48,037
                                            --------     --------

Long-Term Obligations:
  Payable to banks, net of current portion    67,820       66,719
  Obligations under capital leases               206          175
Environmental liability                       15,108       16,959
Other liabilities, net of current portion      4,754        4,956
                                            --------      -------
      Total Long-Term Liabilities             87,888       88,809
                                            --------     --------

Stockholders' Equity:
  Common Stock, $.01 par value, authorized
   100,000,000 shares; 69,351,530 shares
   issued and outstanding at June 28,
   1998 and December 28, 1997                    694          694
  Additional paid-in capital                  47,039       47,021
  Accumulated deficit subsequent to
   March 28, 1993, date of quasi-
   reorganization                            (14,797)     (13,126)
                                            --------     --------
      Total Stockholders' Equity              32,936       34,589
                                            --------     --------
                                            $168,465     $171,435
                                            ========     ========









    The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                     E-Z SERVE CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
      (Unaudited and In Thousands, except per share amounts)

                                           Three Months Ended
                                         ------------------------
                                           June 28,     June 29,
                                            1998          1997
                                         -----------  -----------
Revenues:
  Gasoline (Includes excise taxes of
   approximately $22,631 and $33,784
   for the three month 1998 and 1997
   periods, respectively)                $   66,898   $  114,738
  Merchandise                                63,422       78,746
  Other income, net                           2,247        7,118
                                         ----------   ----------
                                            132,567      200,602
                                         ----------   ----------
Cost and Expenses:
  Cost of sales:
    Gasoline                                 59,541      103,112
    Merchandise                              43,078       54,530
  Operating expenses                         20,302       27,795
  Selling, general and administrative
    expenses                                  4,154        5,458
  Depreciation and amortization               3,242        3,446
  Interest expense                            1,985        2,339
                                         ----------   ----------
                                            132,302      196,680
                                         ----------   ----------
Income before income taxes                      265        3,922
Income tax expense (benefit)                    (87)         690
Provision in lieu of taxes                       --          933
                                         ----------   ----------
    Net income                                  352        2,299
Preferred Stock dividends and accretion          --         (574)
                                         ----------   ----------
Net income attributable to Common Stock  $      352   $    1,725
                                         ==========   ==========
Basic income per common share            $     0.01   $     0.02
                                         ==========   ==========
Diluted income per common share          $     0.01   $     0.02
                                         ==========   ==========
Weighted average common shares
  outstanding:
      Basic                              69,351,530   69,319,827
                                         ==========   ==========
      Diluted                            70,516,530   72,950,827
                                         ==========   ==========



     The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                     E-Z SERVE CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
      (Unaudited and In Thousands, except per share amounts)

                                            Six Months Ended
                                         ------------------------
                                           June 28,     June 29,
                                            1998          1997
                                         -----------  -----------
Revenues:
  Gasoline (Includes excise taxes of
   approximately $45,095 and $68,894
   for the six month 1998 and 1997
   periods, respectively)                $  133,897   $  238,784
  Merchandise                               117,395      152,358
  Other income, net                           4,399       11,220
                                         ----------   ----------
                                            255,691      402,362
                                         ----------   ----------
Cost and Expenses:
  Cost of sales:
    Gasoline                                118,803      215,748
    Merchandise                              79,614      105,924
  Operating expenses                         39,914       55,828
  Selling, general and administrative
    expenses                                  8,769       11,197
  Depreciation and amortization               6,434        6,787
  Interest expense                            4,001        4,708
                                         ----------   ----------
                                            257,535      400,192
                                         ----------   ----------
Income (loss) before income taxes            (1,844)       2,170
Income tax expense (benefit)                   (173)          77
Provision in lieu of taxes                       --          933
                                         ----------   ----------
    Net income (loss)                        (1,671)       1,160
Preferred Stock dividends and accretion          --         (968)
                                         ----------   ----------
Net income (loss) attributable to
    Common Stock                         $   (1,671)  $      192
                                         ==========   ==========
Basic loss per common share              $     (.02)  $       --
                                         ==========   ==========
Diluted loss per common share            $     (.02)  $       --
                                         ==========   ==========
Weighted average common shares
  outstanding:
      Basic                              69,351,530   69,238,909
                                         ==========   ==========
      Diluted                            69,351,530   73,693,909
                                         ==========   ==========


     The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                     E-Z SERVE CORPORATION
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Unaudited and In Thousands)

                                    Additional
                Preferred  Common   Paid-In    Accumulated
                Stock      Stock    Capital    Deficit      Total
                ---------  ------   ---------- --------     -----
               Shrs  $     Shrs   $
               ----  ----  ----   ---
Balance,
December 29,
1996            76   $ 1   69,120 $691 $56,527 $ (1,935) $ 55,284
 Net loss       --    --       --   --     --  $(11,191) $(11,191)
 Exercise of
  stock options --    --      232    3      91      --         94
 Deferred
  compensation
  stock options --    --      --    --      65      --         65
 Retirement
  of Series C
  Preferred
  Stock        (76)   (1)     --    --  (7,566)     --     (7,567)
 Dividends -
  Series C
  Preferred
  Stock         --    --      --    --    (792)     --       (792)
 Common Stock
  Purchase
  Warrants      --    --      --    --     872      --        872
 Dividends -
  Series H
  Preferred
  Stock         --    --      --    --  (1,743)     --     (1,743)
 Accretion of
  Series H
  Preferred
  Stock         --    --      --    --  (1,431)     --     (1,431)
  Other         --    --      --    --     998      --        998
               ----  ---   -----  ----  ------ --------  --------
Balance,
 December 28,
  1997          --  $ --   69,352 $694 $47,021 $(13,126)  $34,589
 Net loss       --    --      --    --     --    (1,671)   (1,671)
 Deferred
  compensation
  stock
  options       --    --      --    --       18      --        18
               ----  ----   -----  ----  ------ --------  -------
Balance,
 June 28,
 1998           --  $ --   69,352 $694 $47,039 $(14,797)  $32,936
               ==== =====  ====== ==== ======= ========  =======

   The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                     E-Z SERVE CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Unaudited and In Thousands)


                                              Six Months Ended
                                            ----------------------
                                             June 28,     June 29,
                                              1998         1997
                                            ---------    ---------
Cash flows from operating activities:
  Net income (loss)                         $(1,671)     $ 1,160
  Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    Depreciation and amortization -
      fixed assets                            6,434        6,787
    Amortization - deferred financing costs     249          754
    Provision for doubtful accounts              --           24
    Payments for environmental remediation     (306)        (789)
    Payments for removal of underground
      storage tanks                             (88)         (79)
    Provision in lieu of taxes                   --          933
    Stock option expense                         18           33
    Gain on sale of assets                      (71)      (4,975)
Changes in current assets and liabilities:
    (Increase) decrease in accounts and
      notes receivable                       (1,037)         528
    (Increase) decrease in inventory         (2,417)       2,924
    Decrease in prepaid expenses and other      226          150
    Increase (decrease) in trade payables
      and accruals                               86       (2,699)
  Other - net                                   205        1,764
                                            -------      -------
      Net cash provided by
        operating activities                  1,628        6,515
                                            --------     -------

  Cash flows from investing activities:
    Net proceeds from sale of assets            584       12,580
    Capital expenditures and other
      asset additions                        (5,266)      (1,850)
                                            --------     -------
      Net cash provided by (used in)
        investing activities                 (4,682)      10,730
                                            --------     -------







   The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                     E-Z SERVE CORPORATION
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                  (Unaudited and In Thousands)

                                               Six Months Ended
                                           -----------------------
                                             June 28,     June 29,
                                              1998          1997
                                           ---------   -----------
Cash flows from financing activities:
  Net borrowings (payments) under
    revolving line of credit                $ 2,054      $ (3,800)
  Payments of long-term debt                   (974)      (15,547)
  Payments for deferred financing costs      (1,118)         (720)
  Proceeds from long term debt                   --            10
  Issuance of Common Stock                       --            81
  Issuance of Preferred H Stock, net             --        13,440
  Retirement of Preferred C Stock                --        (7,567)
  Dividends on Preferred C Stock                 --          (792)
                                            -------       -------
    Net cash used in financing activities:      (38)      (14,895)
                                            -------       -------

Net increase (decrease) in cash              (3,092)        2,350
Cash at beginning of period                   8,093         6,333
                                            -------       -------

Cash at the end of period                   $ 5,001       $ 8,683
                                            =======       =======

Non-cash effect of:
  Series H Preferred Stock Dividends        $    --       $   769
                                            -------       -------

Supplemental disclosures of
  cash flow information:
    Net cash paid during the period for:
      Interest                              $ 3,752       $ 4,954
      Income taxes                               --           250













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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for preparing Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 28, 1998 are not necessarily indicative of the results that may be expected for the year ending December 27, 1998. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 1997.

Certain items in the 1997 consolidated financial statements have been reclassified to conform with the presentations in the June
28, 1998 consolidated financial statements.


NOTE (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

Reference is made to the Notes to Consolidated Financial
Statements included in the Company's annual report on Form 10-K for the year ended December 28, 1997.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earning Per Share". SFAS 128 specifies new measurement, presentation and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption. The Company has adopted SFAS No. 128 effective with the release of December 28, 1997 earnings data, and accordingly, has restated herein all previously reported earnings per share data. Basic income (loss) per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income (loss) per share reflects dilution from all contingently issuable shares, including options and warrants. Income (loss) attributable to Common Stock is the

                     E-Z SERVE CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            (Unaudited)
                     (Dollars in Thousands)


numerator for the basic and diluted income (loss) per share computation. A reconciliation of the weighted average common shares outstanding on a basic and diluted basis for the three and six months ended June 28, 1998 and June 29, 1997, respectively, is as follows:

                                        Three Months Ended
                               -----------------------------------
                                    June 28,          June 29,
                                     1998              1997
                               ---------------   -----------------
                              Common      Per    Common      Per
                              Shares      Share  Shares      Share
                              ------      -----  ------      -----
   Weighted average common
   shares outstanding-Basic   69,351,530  0.01   69,319,827  0.02

   Effect of dilutive
   securities:
     Options and warrants      1,165,000          3,631,000
                              ----------         ----------
   Weighted average common
   shares outstanding -
     Diluted                  70,516,530  0.01   72,950,827  0.02
                              ==========         ==========

                                          Six Months Ended
                               -----------------------------------
                                    June 28,         June 29,
                                     1998             1997
                               ----------------  -----------------
                              Common      Per    Common      Per
                              Shares      Share  Shares      Share
                              ------      -----  ------      -----
   Weighted average common
   shares outstanding-Basic   69,351,530  (.02)  69,238,909    --

   Effect of dilutive
   securities:
     Options and warrants            --           4,455,000
                              ----------         ----------
   Weighted average common
   shares outstanding -
     Diluted                  69,351,530  (.02)  73,693,909    --
                              ==========         ==========

                   E-Z SERVE CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          (Unaudited)
                     (Dollars in Thousands)


Options and warrants that could potentially dilute basic income per share in the future that were not included in the computation of diluted income (loss) per share because to do so would have been antidilutive are as follows:

                                       June 28,       June 29,
                                         1998          1997
                                       --------       -------
       Three Months Ended              4,680,000     2,280,000
       Six Months Ended               11,033,000     2,280,000

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The components of other comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with other financial statements; and the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. The adoption of SFAS 130 in 1998 had no impact on the Company's consolidated financial statements.

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

                     E-Z SERVE CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          (Unaudited)
                     (Dollars in Thousands)


NOTE (4) LONG-TERM OBLIGATIONS AND CREDIT ARRANGEMENTS
------------------------------------------------------

Long-term obligations consist of the following:

                                          June 28,    December 28,
                                            1998          1997
                                          ----------  ------------
  Revolving lines of credit payable to
    banks                                 $10,554      $ 8,500
  Notes payable to banks                   59,118       60,000
    Current portion                        (1,852)      (1,781)
                                          -------      -------
                                           67,820       66,719
                                          -------      -------

  Capital lease obligations                   323          275
    Current portion                          (117)        (100)
                                          -------      -------
                                              206          175
                                          -------      -------

      Total long-term obligations         $68,026      $66,894
                                          =======      =======

On December 24, 1997, the Company entered into a term credit facility with FFCA Acquisition Corporation ("FFCA"). The FFCA credit facility provided for a $51,912 mortgage loan (the "Mortgage Loan") and an $8,088 equipment loan (the "Equipment Loan"). The Mortgage Loan is comprised of individual floating interest rate mortgages on 100 fee properties and fixed rate mortgages on 48 fee properties. The floating interest rate, which was set at 9.46% at closing, is adjusted monthly and is equal to LIBOR plus 3.5%. The floating interest rate at June 28, 1998 was 9.16%. The fixed rate is 9.27%. The Mortgage Loan is amortized over 20 years. The Equipment Loan is secured by equipment located at 104 leasehold sites and mortgages on 49 fee properties. The Equipment Loan also has a floating interest rate with the same terms as the Mortgage Loan and is amortized over 7 years. A commitment fee of 1% of the total amount financed was paid at closing. The fee was treated as deferred financing costs and is being amortized proportionately over the terms of the loans. The FFCA credit facility requires monthly payments on the first day of each month. These monthly payments, including interest, currently total approximately $613. An additional payment of $125, a portion of the proceeds from the sale of a location, was made to FFCA in May 1998 as paydown on the $8,088 Equipment Loan. This payment was required by the First Amendment to the FFCA Equipment Loan Agreement dated April 20, 1998.

                     E-Z SERVE CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          (Unaudited)
                     (Dollars in Thousands)


Also, on December 24, 1997 the Company entered into a credit facility with Congress Financial Corporation and Madeleine L.L.C. The facility provides a $25,000 Revolving Line of Credit ("Revolver") for working capital and letters of credit subject to a borrowing base limitation. A commitment fee of 1.25% was paid at closing. The fee was treated as deferred financing costs and is being amortized over the term of the loan. The Revolver is secured by substantially all of the Company's inventories and receivables and some store equipment. The Revolver matures on December 23, 1999. The Revolver bears interest on outstanding cash draws at 2.5% plus the greater of the prime lending rate (8.5% at June 28, 1998) or 8.5%. At June 28, 1998, there were
$10,554 outstanding borrowings under the Revolver and there were $6,960 outstanding letters of credit issued primarily for workers compensation claims. Also, at June 28, 1998 the Company had $6,404 available on its Revolver. The credit facilities contain various debt covenants, including a restriction from paying dividends.

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

On March 11, 1998, as a result of financial covenant violations by the Company at December 28, 1997, the credit facility with Congress Financial Corporation and Madeleine L.L.C. was amended ("Amendment No. 1 to Loan and Security Agreement"). The amendment was deemed effective as of December 24, 1997, and as such, the Company was in compliance at December 28, 1997 and at June 28, 1998.

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

By December 22, 1998, all USTs must be corrosion protected and overfill/spill protected. As of June 28, 1998, the Company was in complete compliance with leak detection standards and approximately 85% completed with the corrosion and overfill/spill requirements.

                    E-Z SERVE CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          (Unaudited)
                     (Dollars in Thousands)


The Company estimates that it will make additional capital expenditures of $1,187 in 1998 to be in full compliance with the regulations by the December 22, 1998 deadline.

Additionally, the Company estimates that the total future cost of performing remediation on contaminated sites will be approximately $18,365, of which approximately $16,902 are probable of reimbursement by state trust funds.

On April 22, 1997, the Company entered into an agreement with Environmental Corporation of America ("ECA") whereby ECA replaced the previous environmental consulting firm at all existing contaminated sites with the exception of approximately 25 sites in Florida. Under this agreement ("Direct Bill Agreement"), ECA remediates the sites and files for reimbursement from the applicable state. The Company experiences no cash flows for these sites, other than the cost of the deductible and the cost to remediate any sites deemed non-qualified for reimbursement by the state. The agreement poses no exposure to the Company in the event that payments from the state trust funds are delayed or denied. With the Direct Bill Agreement, the future cash flows to the Company for remediating contaminated sites is approximately $1,463. However, the Company is ultimately responsible for the remediation liability, and accordingly, such liabilities remain recorded on the consolidated balance sheet.

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

The Company and its subsidiaries are involved in various lawsuits incidental to its business. The Company monitors all such claims and has made accruals for those which it believes are probable of payment. In management's opinion, an adverse determination would not have a material effect on the Company and its subsidiaries, individually or taken as a whole. In the case of administrative proceedings regarding environmental matters involving governmental authorities, management does not believe that an imposition of monetary sanctions would exceed $100.

NOTE (6) REDEEMABLE PREFERRED STOCK
-----------------------------------

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

NOTE (7) SUBSEQUENT EVENTS
--------------------------

Effective July 27, 1998 a Transaction Agreement ("the Agreement") among the Company's major stockholders, the Company and EBC Texas Acquisition Corp. and EBC Merger Sub Corp. ("EBC"), a wholly owned subsidiary of EBC Texas Acquisition Corp., was entered into relating to the purchase and sale of Common Stock of E-Z Serve Corporation and the merger of EBC Merger Sub Corp. with and into E-Z Serve Corporation.

The Agreement calls for the acquisition of all of the outstanding shares of the Company by EBC. EBC is a combination of institutional investors including Halpern, Denny & Company,
Electra Fleming Inc., Bay Harbour Management L.C. and certain investment funds controlled by Wayne Rogers or affiliates of these entities.

Under the terms of the Agreement, which has been approved unanimously by the Board of Directors of the Company, EBC will acquire all of the outstanding shares of the Company for $0.60 per share, for an aggregate purchase price of approximately $42 million, in cash. Pursuant to the Agreement, and certain related agreements, stockholders of the Company who own in excess of 90% of the Company's outstanding common shares have agreed to sell their shares directly to EBC. Following the purchase of shares

                     E-Z SERVE CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          (Unaudited)
                     (Dollars in Thousands)


from such major stockholders, which is expected to occur in the last week of August 1998, EBC will immediately thereafter consummate a second step merger in which remaining stockholders will also receive $0.60 per share, in cash. The Agreement to acquire the Company includes arrangements that prohibit the major stockholders from accepting an alternative proposal and is subject to customary conditions, including regulatory approvals under U.S. antitrust laws.

                     E-Z SERVE CORPORATION
            MANAGEMENTS DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
         -------------------------------------------------

The following is Management's discussion and analysis of certain significant factors which have affected the Company's results of operations and balance sheet during the period included in the accompanying consolidated financial statements.

General
-------

Effective July 27, 1998 a Transaction Agreement ("the Agreement") among the Company's major stockholders, the Company and EBC Texas Acquisition Corp. and EBC Merger Sub Corp. ("EBC"), a wholly owned subsidiary of EBC Texas Acquisition Corp., was entered into relating to the purchase and sale of Common Stock of E-Z Serve Corporation and the merger of EBC Merger Sub Corp. with and into E-Z Serve Corporation.

The Agreement calls for the acquisition of all of the outstanding shares of the Company by EBC. EBC is a combination of institutional investors including Halpern, Denny & Company,
Electra Fleming Inc., Bay Harbour Management L.C. and certain investment funds controlled by Wayne Rogers or affiliates of these entities.

Under the terms of the Agreement, which has been approved unanimously by the Board of Directors of the Company, EBC will acquire all of the outstanding shares of the Company for $0.60 per share, for an aggregate purchase price of approximately $42 million, in cash. Pursuant to the Agreement, and certain related agreements, stockholders of the Company who own in excess of 90% of the Company's outstanding common shares have agreed to sell their shares directly to EBC. Following the purchase of shares from such major stockholders, which is expected to occur in the last week of August 1998, EBC will immediately thereafter consummate a second step merger in which remaining stockholders will also receive $0.60 per share, in cash. The Agreement to acquire the Company includes arrangements that prohibit the major stockholders from accepting an alternative proposal and is subject to customary conditions, including regulatory approvals under U.S. antitrust laws.

Operating data for the three months ended June 28, 1998 and June 29, 1997 is presented below:

                    E-Z SERVE CORPORATION
            MANAGEMENTS DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       Results of Operations
                   -----------------------------
(In thousands except store counts, per gallon prices and margins)
                                      Three Months Ended
                               -----------------------------------
                               Actual Stores    Comparable Stores
                            ------------------  ------------------
                              June 28, June 29, June 28, June 29,
                               1998     1997     1998     1997
                              -------- -------- -------- --------
CONVENIENCE STORE
OPERATIONS (1)
------------------
Merchandise:
  Average number of
   stores open during
   the period                     485       676      483       483
  Merchandise sales           $63,422  $ 78,746  $63,217   $58,855
  Merchandise sales per
   store per month            $  43.6  $   38.8  $  43.6   $  40.6
  Gross profit                $20,344  $ 24,216  $20,298   $17,923
  Gross profit per store
   per month                  $  14.0  $   11.9  $  14.0   $  12.4
  Gross profit percentage      32.08%    30.75%   32.11%    30.45%

Gasoline:
  Average number of stores
   open during the period         465       642      463       463
  Gallons sold                 66,561    95,205   66,406    70,443
  Gallons sold per store
   per month                     47.7      49.4     47.8      50.7
  Revenues                    $66,898  $109,774  $66,744   $80,261
  Price per gallon            $  1.01  $   1.15  $  1.01   $  1.14
  Gross profit                $ 7,357  $ 11,110  $ 7,338   $ 7,926
  Gross profit per store
   per month                  $   5.3  $    5.8  $   5.3   $   5.7
  Gross profit per gallon     $0.1105  $ 0.1167  $0.1105   $0.1125

 (1) At June 28, 1998, there were 482 Company operated convenience stores (456 of which sold gasoline) and 6 franchised convenience stores (which sold only gasoline). However operating results include 483
     Company operated convenience stores, one of which closed on June 27, 1998, and 6 franchised convenience stores. Non-company operated gasoline retail outlets which were sold on April 22, 1997 had gasoline revenues of $4,964 for the three months ended
     June 29, 1997.

                     E-Z SERVE CORPORATION
            MANAGEMENTS DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operating data for the six months ended June 28, 1998 and June
29, 1997 is presented below:

                       Results of Operations
                   -----------------------------
(In thousands except store counts, per gallon prices and margins)
                                        Six Months Ended
                               -----------------------------------
                               Actual Stores    Comparable Stores
                            ------------------  ------------------
                              June 28, June 29, June 28, June 29,
                               1998     1997     1998     1997
                              -------- -------- -------- --------
CONVENIENCE STORE
OPERATIONS (1)
------------------
Merchandise:
  Average number of
   stores open during
   the period                      487      679       483     483
  Merchandise sales           $117,395 $152,358  $116,846 $112,564
  Merchandise sales per
   store per month            $   40.2 $   37.4  $   40.3 $   38.8
  Gross profit                $ 37,781 $ 46,434  $ 37,624 $ 34,442
  Gross profit per store
   per month                  $   12.9 $   11.4  $   13.0 $   11.9
  Gross profit percentage       32.18%   30.48%    32.20%   30.60%

Gasoline:
  Average number of stores
   open during the period          466      646       463      463
  Gallons sold                 132,631  185,602   132,148  135,623
  Gallons sold per store
   per month                      47.4     47.9      47.6     48.8
  Revenues                    $133,897 $218,194  $133,431 $157,529
  Price per gallon            $   1.01 $   1.18  $   1.01 $   1.16
  Gross profit                $ 15,094 $ 21,070  $ 15,046 $ 14,936
  Gross profit per store
   per month                  $    5.4 $    5.4  $    5.4 $    5.4
  Gross profit per gallon     $ 0.1138 $ 0.1135  $ 0.1139 $ 0.1101

  (1) At June 28, 1998, there were 482 Company operated convenience stores (456 of which sold gasoline) and 6 franchised convenience stores (which sold only gasoline). However operating results include 483
      Company operated convenience stores, one of which closed on June 27, 1998 and 6 franchised convenience stores. Non-company operated gasoline retail outlets which were sold on April 22, 1997 had gasoline revenues of $20,590 for the six months ended
      June 29, 1997.

                    E-Z SERVE CORPORATION
            MANAGEMENTS DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview
--------

The Company reported income before taxes of $265,000 and $3,922,000 for the three month periods ended June 28, 1998 and June 29, 1997, respectively. The second quarter of 1997 included non-recurring pre-tax income of $4,465,000 related to the sale of 20 locations as part of the Company divestiture program. Without this gain, the Company would have reported a loss before taxes of $543,000 for the second quarter of 1997.

A loss before taxes of $1,844,000 and income before taxes of $2,170,000 was reported by the Company for the six month periods ended June 28, 1998 and June 29, 1997, respectively. The above mentioned non-recurring pre-tax gain of $4,465,000 from the sale of the divested locations and a first quarter non-recurring pre-tax gain of $610,000 related to an insurance settlement in the Company's favor contributed to the Company's performance for the six month period ended June 29, 1997.

In the first quarter of 1997, the Company implemented a plan to divest itself of its Marketer operations and of various convenience stores that did not fit its strategic plan, or were outside of its primary market area. As a result of the plan, during 1997 the Company sold its wholly owned subsidiary, EZPET, 20 convenience stores located in the Nashville, Tennessee area, 31 stores in Central Florida and 150 convenience stores located primarily in Texas, Florida, Kansas and Missouri. These sales began closing in April 1997 and were completed in January 1998. Net proceeds from these sales were mandatorily applied to the Company's term loan in place at that time. The completion of the divestiture program enabled the Company to reduce the principal balance during 1997 to required levels and to refinance the Company's prior term loan and revolving line of credit by December 28, 1997.

Three Months Ended June 28, 1998 Compared to
Three Months Ended June 29, 1997
--------------------------------------------

Merchandise sales decreased 19.5% in the second quarter of 1998 compared to the second quarter of 1997. Merchandise sales at comparable stores increased 7.4% in the second quarter of 1998 as compared to the same period of 1997. Merchandise revenue comprised 47.8% of the Company's total revenue for the second quarter of 1998 as compared to 39.3% for the second quarter of 1997.

The average merchandise gross profit margin of 32.08% for the second quarter of 1998 increased by 1.33 percentage points over the 30.75% reported for the same period of 1997. This margin increase reflects higher product margins and increased rebates and allowances. Merchandise gross profit at comparable stores increased 1.66 percentage points in the second quarter of 1998 as compared to the second quarter of 1997 from 30.45% to 32.11%.

                    E-Z SERVE CORPORATION
            MANAGEMENTS DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Average gross profit per gallon decreased 0.62 cents to 11.05 cents per gallon in the second quarter of 1998 as compared to the second quarter of 1997 reflecting a decline in market conditions. Sales volumes at comparable stores decreased 5.7% in the second quarter of 1998 as compared to the second quarter of 1997. This decrease is a result of continued pressure from new competition. Gasoline gross profit at comparable stores decreased 7.4% in the second quarter of 1998 as compared to the second quarter of 1997.

Other income (which includes money order sales income, gross profit from the sale of lottery tickets, telephone commissions, rental income, interest income, franchise fee income and other) decreased 68.4% in the three months ended June 28, 1998 as compared to the three months ended June 29,1997. The second quarter of 1997 included a gain of $4,465,000 from the divestiture of the Company's convenience store locations in Nashville, Tennessee. Exclusive of this non-recurring item, the decline in other income in the second quarter of 1998 compared to the second quarter of 1997 would have been 15.3%. This decline was primarily due to the decline in the number of operating locations from 1997.

Total operating expenses decreased 27.0% for the second quarter of 1998 as compared to the same period of 1997 due to the decline in the number of operating stores. Total operating expenses at comparable Company operated stores increased 6.7% in the second quarter of 1998 as compared to the same period of 1997 as a result of extended operating hours to 24 hours at 85 stores and a minimum wage increase in September 1997. Operating expenses as a percentage of total revenues on a comparable store basis were 14.9% for the second quarter of 1998 as compared to 13.1% for the same period of 1997. On a comparable store basis, operating expenses as a percentage of merchandise revenue were 32.3% and 32.5% for the second quarters of 1998 and 1997, respectively.

Selling, general and administrative ("SG&A") expenses for the second quarter of 1998 decreased 23.9% as compared to the second quarter of 1997. This decrease is primarily due to cost reductions associated with the Company's divestiture program. SG&A expenses, as a percent of total revenue, increased to 3.1% in the second quarter of 1998 from 2.7% in the second quarter of 1997. This slight increase is a result of decreased gasoline revenues.

Depreciation and amortization expense decreased 5.9% in the second quarter of 1998 as compared to the same period of 1997. This decrease is due to the lower number of operating stores.

Interest expense decreased $354,000 for the second quarter of 1998 as compared to the same period of 1997. This decrease is due to lower amortization of debt financing costs as a result of the December 1997 debt refinancing.

                    E-Z SERVE CORPORATION
            MANAGEMENTS DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Six Months Ended June 28, 1998 Compared to
Six Months Ended June 29, 1997
------------------------------

Merchandise sales decreased 23.0% in the first half of 1998 compared to the first half of 1997. Merchandise sales at comparable stores increased 3.8% in the first half of 1998 as compared to the same period of 1997. Merchandise revenue comprised 45.9% of the Company's total revenue in the first half of 1998 as compared to 37.9% in the first half of 1997.

The average merchandise gross profit margin of 32.18% for the first half of 1998 increased by 1.70 percentage points over the 30.48% reported for the same period of 1997. This margin increase reflects higher product margins and increased rebates and allowances. Merchandise gross profit at comparable stores increased 1.60 percentage points in the first half of 1998 as compared to the first half of 1997 from 30.60% to 32.20%.

Average gross profit per gallon increased 0.03 cents to 11.38 cents per gallon in the first half of 1998 as compared to the first half of 1997. Sales volumes at comparable stores decreased 2.56% in the first half of 1998 as compared to the first half of 1997. This decrease is a result of continued pressure from new competition. Gasoline gross profit at comparable stores increased 0.7% in the first half of 1998 as compared to the first half of 1997.

Other income for the six months ended June 28, 1998 and June 29, 1997 was $4,399,000 and $11,220,000, respectively. This represents a decrease of 60.8%. Without the 1997 non-recurring gains of $610,000 from the insurance settlement and $4,465,000 from the sale of the Nashville locations, the decline in other income from the first half of 1997 to the same period of 1998 was 28.4%. This decline was primarily due to the decline in the number of operating locations from 1997.

Total operating expenses decreased 28.5% for the first half of 1998 as compared to the same period of 1997 due to the decline in the number of operating stores. Total operating expenses at comparable Company operated stores increased 4.5% in the first half of 1998 as compared to the same period of 1997 as a result of extended operating hours to 24 hours at 85 stores and a minimum wage increase in September 1997. Operating expenses as a percentage of total revenues on a comparable store basis were 14.8% for the first half of 1998 as compared to 13.2% for the same period of 1997. On a comparable store basis, operating expenses as a percentage of merchandise revenue were 33.6% and 33.3% for the first halves of 1998 and 1997, respectively.

SG&A expenses for the first half of 1998 decreased 21.7% as compared to the first half of 1997. This decrease is primarily due to cost reductions associated with the Company's divestiture

                    E-Z SERVE CORPORATION
            MANAGEMENTS DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


program. SG&A expenses, as a percentage of total revenue, increased to 3.4% in the first half of 1998 from 2.8% in the first half of 1997. This slight increase is a result of decreased gasoline revenues.

Depreciation and amortization expense decreased 5.2% for the first half of 1998 as compared to the same period of 1997. This decrease is due to the lower number of operating stores.

Interest expense decreased $707,000 for the first half of 1998 as compared to the same period of 1997. This decrease is due to lower amortization of debt financing costs as a result of the December 1997 debt refinancing and a lower average outstanding debt balance.

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

Liquidity and Capital Resources
-------------------------------

The following table sets forth key balance sheet amounts and corresponding ratios for periods included in the accompanying consolidated financial statements:

                                          June 28,   December 28,
                                           1998          1997
                                        ----------   ------------
Current assets                         $44,074,000   $43,440,000
Current liabilities                    $47,641,000   $48,037,000
Current ratio                               0.93:1        0.90:1

Long-term debt (including obligations
  under capital leases)                $68,026,000   $66,894,000
Stockholders' equity                   $32,936,000   $34,589,000
Long-term debt to equity ratio              2.07:1        1.93:1

Common shares outstanding               69,351,530    69,351,530

Liquidity
---------

Due to the nature of the Company's business, most sales are for cash, and cash provided by operations is the Company's primary source of liquidity. Receivables relate to credit card sales, lottery and lotto redemptions, manufacturer rebates, and other

                     E-Z SERVE CORPORATION
            MANAGEMENTS DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


receivables. In addition, the Company finances its inventory requirements primarily through normal trade credit terms. This condition allows the Company to operate with a low level of cash and working capital. The Company had a working capital deficit of $3,567,000 at June 28, 1998, as compared to a $4,597,000 deficit at year end 1997. The change is primarily due to an increase in accounts receivable, offset by a decline in gasoline inventory.
As of June 28,1998, EZCON had $6,404,000 available on its revolving line of credit with Congress Financial Corporation and Madeleine L.L.C.

Approximately 52% of the Company's revenues in the first half of 1998 were derived from gasoline sales and, because the Company acquires 100% of its product on a virtual spot basis, gross margins are subject to sudden changes as a result of commodity purchase price variations and retail selling pricing pressures.

Frequently, these movements are not in line with each other, which leads to unusually high or low margins. In addition, attempts by major oil companies and others to gain market share may place added pressure on margins and volumes. Instability in the marketplace can lead to operating results that are unprofitable.

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

Capital Resources
-----------------

On December 24, 1997, the Company entered into a term credit facility with FFCA Acquisition Corporation ("FFCA"). The FFCA credit facility provided for a $51,912,000 mortgage loan (the "Mortgage Loan") and an $8,088,000 equipment loan (the "Equipment Loan"). The Mortgage Loan is comprised of individual floating interest rate mortgages on 100 fee properties and fixed rate mortgages on 48 fee properties. The floating interest rate, which was set at 9.46% at closing, is adjusted monthly and is equal to LIBOR plus 3.5%. The floating interest rate at June 28, 1998 was 9.16%. The fixed rate is 9.27%. The Mortgage Loan is amortized over 20 years. The Equipment Loan is secured by equipment located at 104 leasehold sites and mortgages on 49 fee properties. The Equipment Loan also has a floating interest rate with the same terms as the Mortgage Loan and is amortized over 7 years. A commitment fee of 1% of the total amount financed was paid at closing. The fee was treated as deferred financing costs and is being proportionately amortized over the terms of the loans. The FFCA credit facility requires monthly payments on the first day of

                     E-Z SERVE CORPORATION
            MANAGEMENTS DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


each month. These monthly payments, including interest, currently total approximately $613,000. An additional payment of $125,000, a portion of the proceeds from the sale of a location, was made to FFCA in May 1998 as paydown on the $8,088,000 Equipment Loan.
This payment was required by the First Amendment to the FFCA Equipment Loan Agreement dated April 20, 1998.

Also, on December 24, 1997 the Company entered into a credit facility with Congress Financial Corporation and Madeleine L.L.C. The facility provides a $25,000,000 Revolving Line of Credit ("Revolver") for working capital and letters of credit subject to a borrowing base limitation. A commitment fee of 1.25% was paid at closing. The fee was treated as deferred financing costs and is being amortized over the term of the loan. The Revolver is secured by substantially all of the Company's inventories and receivables and some store equipment. The Revolver matures on December 23, 1999. The Revolver bears interest on outstanding cash draws at 2.5% plus the greater of the prime lending rate or 8.5%. At June 28, 1998, there were $10,554,000 borrowings under the Revolver and there were $6,960,000 outstanding letters of credit issued primarily for workers compensation claims. Also at June 28, 1998, the Company had $6,404,000 available on its Revolver. The credit facilities contain various debt covenants, including a restriction from paying dividends.

Proceeds from the credit facilities were used (i) to retire the $45,600,000 balance outstanding under the Company's prior term loan, (ii) to retire the $3,500,000 outstanding under the Company's revolving line of credit in place at that time, (iii) to redeem for approximately $15,700,000, all of the outstanding shares of the Company's Series H Preferred Stock (discussed below) and (iv) to pay costs associated with the financing transactions.

On March 11, 1998, as a result of financial covenant violations by the Company at December 28, 1997, the credit facility with Congress Financial Corporation and Madeleine L.L.C. was amended ("Amendment No. 1 to Loan and Security Agreement"). The Amendment was deemed effective as of December 24, 1997, and as such, the Company was in compliance at December 28, 1997 and at June 28, 1998.

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

                     E-Z SERVE CORPORATION
            MANAGEMENTS DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Due to capital constraints brought about largely by operating losses and by the environmental expenditure requirements discussed below, the Company was unable to properly upgrade its facilities prior to 1994. However, as a result of improved operating results, the Company made discretionary capital expenditures of $7,768,000, and $10,936,000 in 1996 and 1995, respectively.
However, according to the terms of the Company's credit facility in place at the time, if projected levels of profitability were not maintained, the Company's capital expenditures could be constrained. In this regard, based on reduced cash flow in 1996, discretionary capital expenditures were essentially halted in mid-1997 and remained constrained throughout 1997. Discretionary capital expenditures were $1,305,000 and $1,234,000 for 1997 and the first half of 1998, respectively.

Management has developed a plan to enhance gasoline facilities and/or remodel store interiors at a significant number of existing stores. These facility improvements are projected to yield increases in sales and profit, however, implementation of the plan is dependent on the availability of capital. There can be no assurance the Company will be able to obtain such capital.

Current federal law mandates that, by December 22, 1998, all USTs must be corrosion protected, overfill/spill protected, and have a method of leak detection installed. Each UST is governed by different sections of the regulations which allow for implementation of these requirements during varying periods of up to ten years based on type and age of the individual UST. All existing USTs must be upgraded to provide corrosion and overfill/spill protection by December 22, 1998. As of June 28, 1998, the Company was in complete compliance with leak detection standards and approximately 85% completed with the corrosion and overfill/spill requirements. The Company estimates that additional expenditures of $1,187,000 will be necessary to meet these upgrade standards. Additionally, the Company estimates that expenditures of approximately $1,463,000 (net of anticipated reimbursements from state environmental trust funds) will be necessary to perform remediation on contaminated sites. This estimate is based upon assumptions as to the number of tanks to be replaced and certain other factors. The assumptions on which the cost estimates are based may not materialize, and unanticipated events and circumstances may occur. As a result, the actual cost of complying with these requirements may be substantially lower or higher than the estimated costs. The Company anticipates that required expenditures relating to compliance with these regulations will be funded from cash flow from its current operations.

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

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

On June 18, 1998, the Annual Meeting of Stockholders was held.
The stockholders approved the following items with the following voting tabulations:

1) Elected the five nominees for director to hold office until the next annual election of directors or until their respective successors shall have been duly elected and shall have qualified.

       Nominee                 Votes For          Votes Against
    -------------------       -----------        ---------------
    Neil H. McLaurin           68,915,346            84,380
    John M. Sallay             68,915,346            84,380
    John R. Schoemer           68,915,346            84,380
    Larry J. Taylor            68,914,946            84,780
    Paul Thompson III          68,915,346            84,380

2) Ratified and approved the Board of Directors appointment of KPMG Peat Marwick LLP as independent auditors of the Company.

        For               Against                Abstain
    ------------       -------------           ------------
    68,906,287            39,802                  53,637

Item 5.  Other Information
--------------------------

Effective July 27, 1998 a Transaction Agreement ("the Agreement") among the Company's major stockholders, the Company and EBC Texas Acquisition Corp. and EBC Merger Sub Corp. ("EBC"), a wholly owned subsidiary of EBC Texas Acquisition Corp., was entered into relating to the purchase and sale of Common Stock of E-Z Serve Corporation and the merger of EBC Merger Sub Corp. with and into E-Z Serve Corporation.

The Agreement calls for the acquisition of all of the outstanding shares of the Company by EBC. EBC is a combination of institutional investors including Halpern, Denny & Company,
Electra Fleming Inc., Bay Harbour Management L.C. and certain investment funds controlled by Wayne Rogers or affiliates of these entities.

Under the terms of the Agreement, which has been approved unanimously by the Board of Directors of the Company, EBC will acquire all of the outstanding shares of the Company for $0.60 per share, for an aggregate purchase price of approximately $42 million, in cash. Pursuant to the Agreement, and certain related agreements, stockholders of the Company who own in excess of 90% of the Company's outstanding common shares have agreed to sell their shares directly to EBC. Following the purchase of shares from such major stockholders, which is expected to occur in the last week of August 1998, EBC will immediately thereafter consummate a second step merger in which remaining stockholders will also receive $0.60 per share, in cash. The Agreement to acquire the Company includes arrangements that prohibit the major stockholders from accepting an alternative proposal and is subject to customary conditions, including regulatory approvals under U.S. antitrust laws.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits:

 10 Transaction Agreement between the Company certain major stockholders of the Company and EBC Texas Acquisition Corp. and EBC Merger Sub Corp. relating to the purchase and sale of Common Stock of E-Z Serve Corporation dated July 27, 1998.

 99.1   Fairness Opinion of Harris, Webb & Garrison dated
        July 27, 1998.

 99.2 Press release announcing the Transaction discussed in Item 1.

 27     Financial Data Schedule for the period ended
        June 28, 1998

(b)  Reports on Form 8-K

None.

                     E-Z SERVE CORPORATION



                         SIGNATURES
                      --------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     E-Z SERVE CORPORATION
                                     ---------------------
                                       (Registrant)




DATE:  August 7, 1998                  /s/ GARY D. WALTHER
      ---------------                  -------------------------
                                       Gary D. Walther
                                       Interim Chief Financial
                                       Officer






DATE:  August 7, 1998                  /s/ ELIZABETH L. MARSHALL
      ---------------                  -------------------------
                                       Elizabeth L. Marshall
                                       Controller and
                                       Chief Accounting Officer